Form 10QSB
period 1997-06-30
MD HEALTHSHARES CORP
filed 1997-08-14
CIK 1038049

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

     Commission file number:  0-22421

                          MD HealthShares Corporation
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

               Louisiana                             72-1301480
    ---------------------------------      --------------------------------
     (State or Other Jurisdiction of       (IRS Employer Identification No.)
      Incorporation or Organization)


                12021 Bricksome Avenue, Baton Rouge, LA   70816
-----------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                                (504) 293-3272
-----------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

           201 St. Charles Avenue, Suite 4400, New Orleans, LA 70170
-----------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X
     ---       ---

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date:

As of July 31, 1997, 1,071,000 shares of the Registrant's Class A Non-Voting Common Stock and 1 share of the Registrant's Class B Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one)  Yes  X   No
                                                               ---     ---

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MD HEALTHSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996--UNAUDITED
-------------------------------------------------------------------------------

                                                                JUNE 30,     DECEMBER 31,
                                                                  1997          1996
CURRENT ASSETS:
 Cash and cash equivalents                                    $ 6,329,287      $ 9,147,525
 Investments                                                    1,050,000            --
 Interest receivable                                               75,837           57,473
 Premiums receivable                                                2,163            --
 Prepaid expenses                                                 210,840          147,747
                                                              -----------      -----------
  Total current assets                                          7,668,127        9,352,745

RESTRICTED INVESTMENTS                                          1,100,000        1,071,777

EQUIPMENT, net of accumulated depreciation of
 $10,379 and $3,825, respectively                                  47,866           13,844

OTHER                                                              63,260            5,225
                                                              -----------      -----------
TOTAL                                                         $ 8,879,253      $10,443,591
                                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Accounts payable and accrued expenses                        $   189,690      $   355,856
 Claims payable                                                    21,854            --
 Deferred revenue                                                  12,612            --
                                                              -----------      -----------
  Total current liabilities                                       224,156          355,856
                                                              -----------      -----------

CONTINGENCIES (Note 3)                                              --               --

STOCKHOLDERS' EQUITY (Note 2):
 Junior preferred voting stock, $1.00 par value,
  liquidation value $1,000, 7,500 shares authorized,
  2,142 shares issued and outstanding in 1997; none
  in 1996                                                           2,142            --

 Preferred stock, $1.00 par value, 2,000,000 shares
  authorized, none issued and outstanding in 1997
  and 1996                                                          --               --

 Common stock:

  Class A, no par vaslue, 1,000,000 shares authorized,
   shares issued and outstanding in 1996; none in 1997              --          11,826,306
  Class B, no par value, 1 share authorized, issued
   and outstanding in 1996; none in 1997                            --                 100
  Class A non-voting, $0.10 par value, 8,000,000
   shares authorized, 1,071,000 shares issued and
   outstanding in 1997; none in 1996                             107,100            --
  Class B, $0.10 par value, 1 share authorized and
   outstanding in 1997; none in 1996                                --              --
  Additional paid-in capital                                  11,717,164            --
  Accumulated deficit                                         (3,171,309)       (1,738,671)
                                                             -----------       -----------
  Total stockholders' equity                                   8,655,097        10,087,735
                                                             -----------       -----------
TOTAL                                                        $ 8,879,253       $10,443,591
                                                             ===========       ===========




See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION


CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996--UNAUDITED
-------------------------------------------------------------------------------


                                              SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                   JUNE 30,                        JUNE 30,
                                         ---------------------------       ----------------------------
                                             1997         1996                 1997         1996
REVENUES:
 Investment income (loss)                $   253,236   $  (5,121)          $  128,644     $   (9,973)
 Premiums                                     37,081        --                 35,771           --
                                         -----------   ---------           ----------     -----------
  Total revenues                             290,317      (5,121)             164,415         (9,973)
                                         -----------   ---------           ----------     -----------
EXPENSES:
 Medical expenses                             31,891        --                 30,765           --
 Selling, general and administrative       1,684,509     435,883              802,811         163,479
 Interest expense                              --          6,922                 --             3,461
 Depreciation                                  6,554        --                  4,224           --
                                         -----------   ---------           ----------     -----------
  Total expenses                           1,722,954     442,805              837,800         166,940
                                         -----------   ---------           ----------     -----------
NET LOSS                                 $(1,432,637)  $(447,926)          $ (673,385)    $  (176,913)
                                         ===========   =========           ==========     ===========
NET LOSS PER COMMON SHARE                $     (1.34)  $(447,926)          $     (.63)    $  (176,913)
                                         ===========   =========           ==========     ===========
AVERAGE OUTSTANDING COMMON
 SHARES                                    1,071,001       1                1,071,001           1
                                         ===========       =                =========           =

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996--UNAUDITED
--------------------------------------------------------------------------------


                                                                1997                       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $(1,432,637)                 $(447,926)
 Adjustment to reconcile net loss to cash
  flows from operating activities:
   Loss on sales of available-for-sale securities                --                         9,665
   Depreciation                                                  6,554                       --
   Changes in operating assets and liabilities:
    Interest receivable                                        (18,364)                    (1,160)
    Other receivable                                            (2,163)                      --
    Prepaid expenses                                           (63,093)                      --
    Accounts payable and accrued expenses                     (166,166)                    21,341
    Claims payable                                              21,854                       --
    Deferred revenue                                            12,612                       --
    Interest payable                                              --                        6,922
                                                           -----------                 ----------
     Net cash used in operating activities                  (1,641,403)                  (411,158)
                                                           -----------                 ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of available-for-sale securities                 (2,150,000)                  (561,379)
 Sales and maturities of available-for-sale securities       1,071,777                    483,998
 Other                                                         (58,036)                   (98,756)
 Purchase of equipment                                         (40,576)                   (16,581)
                                                           -----------                 ----------
     Net cash used in investing activities                  (1,176,835)                  (192,718)
CASH FLOWS FROM FINANCING ACTIVITIES--
 Developmental funds provided by the medical community           --                       585,250
                                                           -----------                 ----------
NET DECREASE IN CASH                                        (2,818,238)                   (18,626)

CASH AND CASH EQUIVALENTS, Beginning of period               9,147,525                     48,874
                                                           -----------                 ----------
CASH AND CASH EQUIVALENTS, End of period                   $ 6,329,287                 $   30,248
                                                           ===========                 ==========
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
 Unrealized gain on available-for-sale securities          $    --                     $      868
                                                           ===========                 ==========

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--UNAUDITED
--------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(g) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

    Reserves for Incurred But Unreported Claims - The Company provides reserves for estimated incurred but unreported physician, hospital, and pharmacy services rendered to enrolled members during the period. These reserves are presently based on the use of estimated medical cost ratios. Changes in these estimates could be significant.

    Revenue Recognition - Premium revenues are recognized in the period in which the members are entitled to health care services. Premiums collected in advance are deferred. Consistent with industry practice, third-party selling expenses are reported as a reduction of premium revenue.

    Reinsurance - The Company is covered under a medical reinsurance agreement that provides coverage for 80% of hospital services in excess of $50,000.00 per member, up to a yearly maximum of $1,000,000.00 per member. There were no reinsurance recoveries in 1997 and 1996.

    Risks and Uncertainties - The Company's business could be impacted by continuing price pressure on new and renewal business, the Company's ability to effectively control health care costs, additional competitors entering the Company's markets, federal and state legislation in the area of health care reform, and governmental licensing regulations of HMOs and insurance companies. Changes in these areas could adversely impact the Company's operations in the future.


    Financial Presentation - Certain reclassifications have been made to prior period amounts to conform with current period presentation.

    For a summary of other significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in the Company's General Form of Registration of Securities of Small Business Issuers on Form 10-SB/A for the year ended December 31, 1996.

2.  RECAPITALIZATION

    On March 22, 1997, the Company's stockholders approved a plan of recapitalization and amendments to the Company's articles of incorporation. In connection therewith, 7,500 shares of Junior Preferred Voting Stock, 2,000,000 shares of Preferred Stock and 8,000,000 shares of Class A Non-Voting Stock were authorized. Additionally, all of the Company's 2,142 outstanding shares of Class A Common Stock were cancelled, and each former share of Class A Common Stock was converted into one share of Junior Preferred Voting Stock and 500 shares of Class A Non-Voting Common Stock. The average number of outstanding common shares has been restated to reflect the recapitalization.

3.  COMMITMENTS AND CONTINGENCIES

    Letter of Credit - In connection with the filing for a COA and as an ongoing requirement of the State of Louisiana, PCI has a $1,000,000 stand-by letter of credit issued by Hibernia National Bank, payable to the LDOI as beneficiary in lieu of a $1,000,000 statutory deposit. Such stand-by letter of credit is secured by a pledge of a $1,100,000 stated value U.S. treasury security.

    Regulatory Requirements - The State of Louisiana has implemented financial regulations for HMOs requiring, among other things, minimum net worth requirements. As of December 31, 1996, admitted assets, as defined, less liabilities, must be at least equal to $800,000 as reported in the statutory filing of such calendar year. PCI was in compliance with the state statutory net worth requirement at December 31, 1996. The minimum state statutory net worth requirement will increase to $1.5 million and $2.0 million by July 1, 1997 and 1998, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Prior to the commencement of operations during the first quarter of 1997, after the issuance by the Louisiana Department of Insurance of a Certificate of Authority to operate a health maintenance organization ("HMO"), the Company was in the development stage and had no operating revenues.

The Company anticipates that the managed care plans of its subsidiary, Patient's Choice, Inc., ("PCI") will be marketed statewide by the end of the third-quarter of 1997. The Company expects that it will incur losses on operations until PCI's HMO attains an enrollment of approximately 22,500 persons, which the Company anticipates will occur by the first quarter of 1999. The Company expects that the aggregate negative cash flow from PCI's operations during the period prior to the achievement of positive operating results may exceed $7 million. The Company believes that its capital resources are sufficient to fund operations during such period. The Company does not anticipate that it will be necessary for it to raise additional capital in the next six months.

As of August 1, 1997, there were 70 subscribers and 165 covered lives in PCI's HMO. PCI has not commenced the marketing of its PPO plans and there are no enrollees under such plans, or under PCI's other managed care plans.


                          PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECUITY HOLDERS

        On June 7, 1997, the Company held its Annual Meeting of Stockholders, at which the following persons were elected by the holders of the Company's Junior Preferred Voting Stock to serve as directors of the Company for three-year terms:

                                                       VOTES
                                              For     Against    Withheld
                                              ---     -------    --------
         Ralph W. Colpitts, M.D.              641        7           3
         Wallace H. Dunlap, M.D.              641        7           3
         Michael S. Ellis, M.D.               641        7           3
         David R. Raines, M.D.                641        7           3

and the following person was elected by the holder of the one share of the Company's Class B Common Stock oustanding to serve as a director of the Company for a three-year term:

        R. Bruce Williams, M.D.

The terms of the following directors continued after the Annual  Meeting:

        Brian W. Amy, M.D.
        Lawrence L. Braud, M.D.
        David G. Dupree, M.D.
        Melanie C. Firmin, M.D.
        Charles C. Lewis, M.D.
        William M. Roeling, M.D.
        Jay M. Shames, M.D.
        James A. White III, M.D.
        F. Jeffrey White III, M.D.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (b) No reports on Form 8-K were filed during the three months ended June 30, 1997.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MD HEALTHSHARES CORPORATION

                                              /s/ Thomas P. McCabe
Date:  August 13, 1997                        _________________________________
                                              Thomas P. McCabe, J.D.
                                              Interim Chief Executive Officer

                                              /s/ Charles C. Lewis
Date:  August 13, 1997                        _________________________________
                                              Charles C. Lewis, M.D.
                                              Treasurer and Principal Financial
                                              Officer