Form 10QSB
period 1997-09-30
MD HEALTHSHARES CORP
filed 1997-11-14
CIK 1038049

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

     Commission file number:  0-22421

                          MD HealthShares Corporation
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Louisiana                               72-1301480
     --------------------------------      ---------------------------------
     (State or Other Jurisdiction of       (IRS Employer Identification No.)
     Incorporation or Organization)


                12021 Bricksome Avenue, Baton Rouge, LA   70816
             -----------------------------------------------------
                   (Address of Principal Executive Offices)

                                (504) 293-3272
            ------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


           ---------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date:

As of September 30, 1997, 1,074,200 shares of the Registrant's Class A Non-Voting Common Stock and 1 share of the Registrant's Class B Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one)  Yes  [X]  No  [_]

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


MD HEALTHSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 - UNAUDITED

------------------------------------------------------------------------------------------------------------

                                                                            SEPTEMBER 30,     DECEMBER 31,
ASSETS                                                                         1997               1996

CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 5,730,166        $ 9,147,525
  Investments                                                                   1,050,000                  -
  Interest receivable                                                              62,931             57,473
  Premiums receivable                                                               2,163                  -
  Prepaid expenses                                                                182,892            147,747
                                                                              -----------        -----------
           Total current assets                                                 7,028,152          9,352,745

RESTRICTED INVESTMENTS                                                          1,100,000          1,071,777

EQUIPMENT, net of accumulated depreciation of $14,812
  and $3,825, respectively                                                         78,180             13,844

OTHER                                                                               9,878              5,225
                                                                              -----------        -----------
TOTAL                                                                         $ 8,216,210        $10,443,591
                                                                              ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                       $    46,725        $   355,856
  Claims payable                                                                   67,911                  -
  Deferred revenue                                                                  2,358                  -
                                                                              -----------        -----------
           Total current liabilities                                              116,994            355,856
                                                                              -----------        -----------

CONTINGENCIES (Note 3)                                                                  -                  -

STOCKHOLDERS' EQUITY (Notes 2 and 4):
  Junior preferred voting stock, $1.00 par value, liquidation value $1,000, 7,500 shares authorized, 2,150 shares
    issued and outstanding in 1997; none in 1996                                    2,150                  -
  Preferred stock, $1.00 par value, 2,000,000 shares authorized,
    none issued and outstanding in 1997 and 1996                                        -                  -
  Common stock:
    Class A, no par value, 1,000,000 shares authorized, 2,142
      shares issued and outstanding in 1996; none in 1997                               -         11,826,306
    Class B, no par value, 1 share authorized, issued and
      outstanding in 1996; none in 1997                                                 -                100
    Class A non-voting, $0.10 par value, 8,000,000 shares
      authorized, 1,074,200 shares issued and outstanding
      in 1997; none in 1996                                                       107,420                  -
    Class B, $0.10 par value, 1 share authorized and
      outstanding in 1997; none in 1996                                                 -                  -
  Additional paid-in capital                                                   11,719,104                  -
  Accumulated deficit                                                          (3,723,458)        (1,738,671)
  Treasury stock, at cost, 501 shares in 1997                                      (6,000)                 -
                                                                              -----------        -----------
           Total stockholders' equity                                           8,099,216         10,087,735
                                                                              -----------        -----------
TOTAL                                                                         $ 8,216,210        $10,443,591
                                                                              ===========        ===========

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 - UNAUDITED
--------------------------------------------------------------------------------

                                                         NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                           SEPTEMBER 30,                            SEPTEMBER 30,
                                                      -----------------------------            ----------------------------
                                                           1997              1996                  1997              1996
REVENUES:
  Investment income                                   $   326,318        $   70,710            $   73,082         $  75,831
  Premiums                                                118,981                 -                81,900                 -
                                                      -----------        ----------            ----------         ---------
           Total revenues                                 445,299            70,710               154,982            75,831
                                                      -----------        ----------            ----------         ---------

EXPENSES:
  Medical expenses                                        114,201                 -                82,310                 -
  Selling, general and administrative                   2,304,897           750,833               620,388           314,950
  Interest expense                                              -            10,461                     -             3,539
  Depreciation                                             10,987             2,460                 4,433             2,460
                                                      -----------        ----------            ----------         ---------
           Total expenses                               2,430,085           763,754               707,131           320,949
                                                      -----------        ----------            ----------         ---------

NET LOSS                                              $(1,984,786)       $ (693,044)           $ (552,149)        $(245,118)
                                                      ===========        ==========            ==========         =========
NET LOSS PER COMMON SHARE                             $     (1.85)       $(1,250.98)                $(.51)         $(686.60)
                                                      ===========        ==========            ==========         =========
AVERAGE OUTSTANDING COMMON SHARES                       1,071,612               554             1,072,814               357
                                                      ===========        ==========            ==========         =========



See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 - UNAUDITED
--------------------------------------------------------------------------------


                                                                1997                 1996
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(1,984,786)     $   (693,044)
  Adjustments to reconcile net loss to cash flows from
    operating activities:
      Loss on sales of available-for-sale securities                  -             9,665
      Depreciation                                               10,987             2,460
      Changes in operating assets and liabilities:
        Interest receivable                                      (5,458)          (48,991)
        Other receivable                                         (2,163)                -
        Prepaid expenses                                        (35,145)                -
        Accounts payable and accrued expenses                  (309,131)           62,945
        Claims payable                                           67,911                 -
        Deferred revenue                                          2,358                 -
        Interest payable                                              -            10,461
                                                            -----------      ------------
           Net cash used in operating activities             (2,255,427)         (656,504)
                                                            -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                 (2,150,000)      (12,542,570)
  Sales and maturities of available-for-sale securities       1,071,777           705,752
  Other                                                         (54,386)                -
  Purchases of equipment                                        (75,323)          (16,581)
                                                            -----------      ------------
           Net cash used in investing activities             (1,207,932)      (11,853,399)
                                                            -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds from issuance of common stock                         52,000        11,882,435
  Treasury stock redeemed                                        (6,000)                -
  Developmental funds provided by the medical community               -           585,250
                                                            -----------      ------------
           Net cash provided by financing activities             46,000        12,467,685
                                                            -----------      ------------

NET DECREASE IN CASH                                         (3,417,359)          (42,218)

CASH AND CASH EQUIVELANTS, Beginning of period                9,147,525            48,874
                                                            -----------      ------------
CASH AND CASH EQUIVALENTS, End of period                    $ 5,730,166      $      6,656
                                                            ===========      ============
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Unrealized gain on available-for-sale securities          $         -      $       (610)
                                                            ===========      ============


See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
________________________________________________________________________________

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(g) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

     REINSURANCE - The Company is covered under a medical reinsurance agreement that provides coverage for 80% of hospital services in excess of $50,000 per member, up to a yearly maximum of $1,000,000 per member. There were no reinsurance recoveries in 1997 and 1996.

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

     REGULATORY REQUIREMENTS - The State of Louisiana has implemented financial regulations for HMOs requiring, among other things, minimum net worth requirements. As of December 31, 1996, admitted assets, as defined, less liabilities, must be at least equal to $800,000 as reported in the statutory filing of such calendar year. PCI was in compliance with the state statutory net worth requirement at December 31, 1996. The minimum state statutory net worth requirement increased to $1.5 million on July 1, 1997. The minimum state statutory net worth requirement will increase to $2.0 million by July 1, 1998.

4.   STOCKHOLDERS' EQUITY

     During the third quarter, the Company sold eight units of capital stock which were comprised of eight shares of Junior Preferred Voting Stock and 3,200 shares of Class A Non-Voting Common Stock. The average number of outstanding common shares for the third quarter reflects these transactions.

     The Company purchased one unit of capital stock comprised of one share of Junior Preferred Voting Stock and 500 shares of Class A Non-Voting Common Stock. These shares are accounted for as treasury stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Prior to the commencement of operations during the first quarter of 1997, after the issuance by the Louisiana Department of Insurance of a Certificate of Authority to operate a health maintenance organization ("HMO"), the Company was in the development stage and had no operating revenues.

The Company incurred during the third quarter of 1997 and has incurred since the inception of operations in the first quarter of 1997 substantial losses from operations due to the lack of premium income resulting from delays in marketing its managed care health plans. Such delays have been caused by difficulties the Company has encountered in securing provider contracts with hospitals and other ancillary medical providers in certain marketing areas of Louisiana, difficulties in hiring and retaining experienced full-time executive officers, and the Company's late entry into the market for calendar year 1997 contracts. The Company anticipates that such losses will continue and accelerate as the number of enrollees in the Company's HMO subsidiary increases due to current marketing efforts, particularly after the new enrollment year commences in 1998, until and unless the Company attains a sufficient number of enrollees that premium income will exceed operating expenses and claims payments. However, there can be no assurance that the Company has sufficient capital to fund such anticipated losses or that it will ever achieve sufficient numbers of enrollees to support profitable operations. The Company does not anticipate that it will require additional capital during the next twelve months.

As of November 1, 1997, there were 320 subscribers and 663 covered lives in Patient's Choice, Inc.'s ("PCI") HMO. There are no enrollees under PCI's PPO plans, or under PCI's other managed care plans.

Certain statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-QSB are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally accompanied by such terms and phrases as "anticipates," "estimates," "expects," "believes," "should," "projects" or "scheduled" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All forward-looking statements in this Form 10-QSB are expressly qualified in their entirety by the cautionary statements in this paragraph.

                         PART II--OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report:

         Exhibit 6(h): Letter employment contract dated August 12, 1997 by and between MD HealthShares Corporation and Michael J. Provenza.

         Exhibit 6(i): Letter employment contract dated October 23, 1997 by and between MD HealthShares Corporation and John M. Bird.

         Exhibit 27: Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the three months ended September 30, 1997.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MD HEALTHSHARES CORPORATION

                              /s/  THOMAS P. McCABE, J.D.
Date:  November 14, 1997      _________________________________________
                              Thomas P. McCabe, J.D.
                              Interim Chief Executive Officer

                              /s/  MICHAEL J. PROVENZA
Date:  November 14, 1997      _________________________________________
                              Michael J. Provenza
                              Chief Financial Officer

                                 EXHIBIT LIST
                                 ------------


     (a) The following exhibits are filed with this report:

         Exhibit 6(h): Letter employment contract dated August 12, 1997 by and between MD HealthShares Corporation and Michael J. Provenza.

         Exhibit 6(i): Letter employment contract dated October 23, 1997 by and between MD HealthShares Corporation and John M. Bird.