Form 10KSB
period 1997-12-31
MD HEALTHSHARES CORP
filed 1998-03-31
CIK 1038049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
     ACT OF 1934
                           For the fiscal year ended   12/31/97
                                                     --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     (No Fee Required)

                         For the transition period from _________ to ___________

Commission file number   0-22421
                       -----------

                           MD HEALTHSHARES CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Louisiana                                       72-130I480
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   No.)

12021 Bricksome Avenue, Baton Rouge, La.                    70816
----------------------------------------         -------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (504) 293-3272
                           -------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class            Name of each exchange on which registered
   -------------------            -----------------------------------------

   -------------------            -----------------------------------------

   -------------------            -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Junior Preferred Voting Stock, $1.00 Par Value, $1,000 Liquidation Preference
-----------------------------------------------------------------------------
                                (Title of class)

Class A Non-Voting Common Stock, $0.10 Par Value
-----------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

-----------------------------------------------------------------------------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year. $762,111

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                     Not applicable.  See Part II, Item 1.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  2,153 shares outstanding of Junior Preferred Voting Stock as of February 28,
                                     1998;

      1 share outstanding of Class B Common Stock as of February 28, 1998;

 1,075,400 shares outstanding of Class A Non-Voting Common Stock as of February
                                   28, 1998.

Transitional Small Business Disclosure Format (Check one): Yes X   No
                                                              ---    ---

                                     PART I
ALTERNATIVE 2

ITEM 6. DESCRIPTION OF BUSINESS.

          General

          MD HealthShares Corporation (the "Company") is a physician-owned healthcare financing holding company. The long-term objective of the Company is to own or operate and offer to employers, payors, and consumers in Louisiana an array of health care financing plans, including managed care plans such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"). At the present time, all of the Company's managed care plans are marketed through the Company's subsidiary, Patient's Choice, Inc. ("PCI").

          The Company was incorporated as a for-profit corporation in the State of Louisiana on July 18, 1995. The Company completed its initial public offering on August 17, 1996 with the sale of 2,142 shares of Class A Common Stock to 2,142 Louisiana physicians. On March 22, 1997 the Company's stockholders approved a plan of recapitalization and amendments to the Company's Articles of Incorporation pursuant to which all of the Company's 2,142 outstanding shares of Class A Common Stock were cancelled, and each former share of Class A Common Stock was converted into one share of Junior Preferred Voting Stock and 500 shares of Class A Non-Voting Common Stock.

          The Managed Care Industry

          The healthcare industry in the United States is undergoing a period of rapid and, to a large extent, unpredictable change. Due to a number of demographic, technological, fiscal and other factors, healthcare costs in the United States have been increasing at rates substantially exceeding the rate of inflation and growth in the gross national product for a number of years. These cost increases have lead to significant governmental, private industry and consumer pressure for healthcare plans that achieve lower costs and reduced premiums as compared to traditional indemnity insurance plans. Managed care plans are a private industry response to these pressures.

          Managed care attempts to use market forces and active management of the utilization of medical services to control costs. There are a number of types of managed care plans in the United States, each of which has a wide variety of possible organizational and operational structures. Some of the primary types of managed care plans are outlined below.

          Health Maintenance Organizations. HMOs are prepaid health plans that undertake the provision of comprehensive out-patient and in-patient medical services to enrollees through affiliated physicians or physician groups, who may be employees of the HMO or independent contractors, and other affiliated medical service providers such as hospitals, ambulatory surgery facilities, laboratories and radiology centers. Because such services are provided on a prepaid premium basis, the financial risk of medical costs in a HMO contract is shifted from the premium payor to the HMO. HMOs compensate their affiliated providers for services under various payment methods, including, with respect to non-employee physician providers, capitated and negotiated fee payments. In most HMO models, physicians assume a portion of the HMO's financial risk in providing healthcare services for enrollees.

          There are five common models of HMOs. In the STAFF MODEL, the physicians are employees of the HMO. A staff model HMO is a "closed panel" HMO because only employees of the HMO may be physician-providers. Of all HMO models, the staff model HMO provides the greatest opportunity for HMO control over physician utilization and treatment. However, there is the least opportunity in a staff model HMO for physician selection by patients. In the GROUP MODEL, the HMO contracts with a multispeciality physician group. A group model HMO is a closed-panel HMO, and it may perform medical services for the HMO on an exclusive ("captive group") or non-exclusive basis ("independent group"). From the viewpoint of the patient there may be little apparent difference between a staff model and a group model HMO. In the NETWORK MODEL, the HMO contracts with more than one group practice for medical services. These groups may be large multispeciality groups, or groups of primary care physicians. The network model may be an open panel, in which the HMO will contract with any group which meets credentialing criteria. In the DIRECT CONTRACT MODEL, the HMO contracts directly with individual physicians rather than with independent practice associations ("IPAs"). Direct contract model HMOs often seek to control specialist use by enrollees through the requirement of primary physician specialist referrals (a "gatekeeper system").

          In the IPA MODEL, the HMO contracts with one or more IPAs to provide medical services. An IPA is a legal entity composed of physicians who have, in most cases, individual private medical practices outside of the IPA. IPAs contract to provide medical services to defined populations in a managed care context. IPAs often are established by physicians in order to achieve group bargaining power in a managed care context while retaining their individual private medical practices. An IPA model HMO is an open panel plan. However, physician membership in IPAs organized by the HMO or other entities such as hospitals may be more restrictive than in IPAs organized by physicians.

          In an IPA model HMO, the affiliated IPA or IPAs may assume some or all of the HMO's financial risk for physician and non-physician services covered by the HMO's benefit plan. In most cases, a HMO-affiliated IPA is compensated for physician services by the HMO in the form of capitation payments. The IPA in turn compensates its physician members on a discounted fee or a capitation basis. Primary care services are often compensated on a capitation fee basis, and specialist services are often compensated on a discounted fee basis, though capitation for specialists is becoming more common. Discounted fee payments may be funded from budgeted primary care and specialist care risk pools, and such payments ordinarily are subject to reduction if aggregate fees exceed budgeted amounts. If the IPA assumes the financial risk for non-physician services, it will fund risk pools from a portion of the HMO's capitation payments for the payment of hospital expenses and other non-physician medical costs of enrollees. Often, a portion of both capitation and discounted fee payments for medical services are withheld by the IPA from its physician members and reserved for application of unbudgeted overutilization costs (for specialist care or hospital costs, for example). Unexpended withholds and excess risk pool amounts are usually distributed to physicians at regular intervals, sometimes on the basis of utilization performance reviews. Thus, the risk pools and compensation withholds are designed to provide both for physician assumption of risk (in addition to primary care or specialist care capitation risk) and physician incentive. Utilization management/quality assurance ("UM/QA") standards are more difficult to administer in the IPA model HMO than in the staff model or the group model, which can result in greater administrative costs. IPA model HMOs often use a gatekeeper system.

          PCI's HMOs will be operated as IPA model HMOs and physician-providers to PCI's HMOs who are members of the Company's regional IPAs will bear the primary financial risk of overutilization of medical services.

          Preferred Provider Organizations. A PPO is an organization of healthcare providers which agrees to render medical services on a discounted fee basis. The organizing entity of a PPO is generally responsible for assembling the network of participating providers, negotiating fee schedules with the providers and payors, designing and implementing UM/QA requirements, marketing the PPO and processing provider claims and reimbursements. In a pass-through PPO, the provider reimbursement claims are typically paid by an employer-funded employee health plan or indemnity insurance company, and the PPO passes through the payments to the providers after deduction of an administrative fee. In a premium-paid PPO, the PPO funds provider reimbursement claims from premium payments received from, typically, a small employer. The premium-paid PPO thus bears the financial risk of overutilization of both its network and out-of-network providers. PCI plans to offer both pass-through PPOs and premium-paid PPOs.

          Point-of-Service Plans. Point-of-service plans ("POS") are indemnity-like supplements to managed care plans that allow enrollees to determine, at the point at which it is necessary to seek medical services, whether to utilize a managed care network provider or an out-of-network provider. Enrollees typically incur substantial out-of-pocket expense in exercising the out-of-network option. PCI plans to offer a HMO with a POS feature.

          Managed Indemnity Plans. Many traditional indemnity insurance plans, service plans (e.g., Blue Cross and Blue Shield) and self-insured plans now require beneficiaries and providers to observe a variety of utilization management requirements.

          Operations of the Company

          On January 8, 1997, PCI received a Certificate of Authority from the Louisiana Department of Insurance ("LDOI") to operate a HMO, and, through PCI, the Company commenced business operations as a managed care company in February, 1997. The LDOI has also authorized PCI to offer HMO plans that have certain point of service features ("HMO/POS"), and certain risk-bearing PPO plans.

          The Company has divided the state into six regional catchment areas, New Orleans, Baton Rouge, Lafayette/Lake Charles, Alexandria, Monroe and Shreveport, and has incorporated six IPAs that will enter into contracts with PCI for the performance of managed care physician services in each catchment area. Only record owners of the Company's Voting Preferred Stock who are members of the Louisiana State Medical Society ("LSMS") may be members of the Company's regional IPAs and physician-providers for PCI's benefit plans, except that the Company reserves the right to permit physician-providers who are not shareholders or LSMS members to become members of the Company's IPAs if such non-shareholder physician members are necessary to achieve on a regional basis appropriate numbers of physicians or physician specialty practice ratios. Members of the Company's regional IPAs will be required to be providers to all of PCI's managed care plans offered in the applicable catchment area. Provider contracts will be subject to non-renewal or termination if providers fail to observe or meet the requirements thereof and with respect to shareholder-providers, continuing LSMS membership. PCI also contracts for medical services on a discounted fee basis with hospitals, surgery centers, laboratories, and other medical services providers in each catchment area, and with non-IPA member physicians to the extent necessary to achieve on a regional basis appropriate numbers of physicians or physician practice coverage ratios. Currently, PCI operates the second largest hospital network in the state. The Company has less saturation in the central and northern areas of the state where managed care penetration in the health care arena has been historically low. The Company's efforts are aimed at filling the gaps in its provider network in these regions through more targeted marketing efforts.

          In addition to its HMO, PCI plans to market three other types of managed care plans, HMO/POS, pass-through PPO and premium-paid PPO. Each of PCI's managed care plans will be offered in a variety of configurations of price, benefits, deductibles and copayments.

          PCI's HMO offers an array of prepaid medical services to enrollees. After deduction of an administrative fee, PCI distributes the premium income in accordance with actuarial models among certain budgeted pools for the provision of non-physician services (and a budgeted pool for non-network physician services on an emergency or approved call basis), and to the Company's regional IPAs on a capitation basis for the provision of physician services. The Company's IPAs distribute the capitation payments in accordance with actuarial models among budgeted primary care and specialist physician pools. PCI reconciles its budgeted pools periodically, and the physician budgeted pools of the regional IPAs will be reconciled periodically by the Company. In the event of overutilization of PCI's budgeted pools, PCI may reduce capitation payments to the IPAs. In such an event or in the event of overutilization of the IPA budgeted pools, the Company may reduce the physician reimbursement schedules of the IPAs.

          PCI's HMO/POS will be a HMO with a point-of-service feature. Under the POS, PCI will reimburse out-of-network providers on the basis of the Company's discounted fee schedule, subject to substantial deductibles and coinsurance obligation of enrollees. PCI will bear the financial risk of enrollee overutilization of the POS feature of the HMO/POS.

          Under PCI's premium-paid PPO, in return for the premium paid by the employer or other enrolling group, PCI will reimburse network providers on the basis of its discounted fee schedule, subject to certain enrollee copayment requirements, and it will reimburse out-of-network providers on a reasonable and customary fee basis, subject to substantial deductibles and coinsurance requirements applicable to enrollees. PCI will bear the financial risk of overutilization of both network and out-of-network providers of the premium-paid PPO.

          PCI's pass-through PPO network will contract with self-funded employer health plans and indemnity insurers for the provisions of medical services on a discounted fee basis. If PCI's pass-through PPO contracts with indemnity insurers, it is anticipated that it would administer network provider reimbursement claims and remit reimbursement payments to providers after deduction of an administrative fee. If PCI's pass-through PPO contracts with a self-funded employer plan, it is anticipated that PCI may, on a fee basis, administer all claims under the plan. Medical services providers, including out-of-network providers, would submit reimbursement claims to PCI, which will process the claims, determine the applicable deductibles, copayments and coinsurance, receive payments from the employer or other enrolling group, and remit the payment balances to the medical services providers. PCI will not bear substantial financial risk in the administration of the pass-through PPO.

          The Company and PCI may at any time change the structure, terms or other material aspects of, or terminate the Company IPAs or PCI's managed care plans at any time, subject only to express contractual obligations.

          As of February 28, 1998, the Company's HMO and HMO/POS plans had 1,861 enrollees. The Company had no enrollees in any of its PPO plans.

          Strategy of the Company

          The Company's business strategy is two-fold: first, to distinguish itself from its competitors by providing competitively-priced managed care products state-wide through a network of physicians that is larger than that of any other managed care provider; and second, to distinguish itself from its competitors by offering employers and other payors competitively priced HMO products that provide employees and other enrollees the greatest possible freedom in the selection of physicians, and the greatest possible freedom (consistent with appropriate and economically-sound medical practices) for physicians to prescribe medical treatments. State-wide operations for PCI's managed care plans will be possible only if the Company and PCI are successful in contracting with the necessary numbers of physician and non-physician medical services providers in each of the six catchment areas. The minimal contracting necessary to commence the marketing of PCI's managed care plans in the catchment areas must be completed without substantial delay since the receipt of substantial premium income will be required to partially offset anticipated losses from operations.

          The Company believes that all of the currently operating HMOs against which it will compete restrict the number of provider physicians in their panels in accordance with various ratios determined on the basis of economic experience. Because any properly credentialed record holder of Voting Preferred Stock may become a provider for PCI's managed care plans, it will not have such provider restriction. For cost-control purposes, patient utilization of HMO resources can be more efficiently controlled in the context of a restricted panel of primary care and specialist physicians. Unrestricted panels could require the HMO to devote more administrative personnel and funds to utilization review than its competitors in market areas where the HMO may have a surplus of providers, and it could result in reduced margins for the HMO on its premium revenues as compared to some HMO competitors.

          PCI has adopted an open access system for enrollee utilization of specialists rather than a gatekeeper system. The Company is not aware of any HMO competitor in Louisiana which utilizes such an open access system. Although an open access system will increase enrollees' freedom of choice, and perhaps increase the attractiveness of PCI's HMOs to employers and other payors, self-referral by patients to specialists likely will increase specialist utilization by enrollees of PCI's HMOs as compared to such utilization by enrollees of PCI's competitors, and could raise overall costs of patient treatment. Such increased costs could have a material adverse effect on the Company.

          It is the understanding of the Company that it is not customary for a HMO to have extensive procedures for review of determinations to terminate or not renew physician-provider contracts. However, PCI is developing procedures to assure a reasonable degree of fair process in determinations to terminate or not to renew such contracts, and such Procedures could result in increased administrative costs and paperwork for PCI and its physician-providers.

          Competition

          Managed care business is highly competitive in Louisiana. As of September 16, 1997, there were 22 licensed HMOs in Louisiana. It is estimated that 16 of the licensed HMOs in Louisiana are currently in operation. Market penetration of HMOs is still relatively low in Louisiana, as compared to the national population, but has been increasing.

          Many of the HMOs that PCI competes with, such as Aetna Health Plans of Louisiana, Inc., Cigna Health Care of Louisiana, Inc., and United Health Care of Louisiana, Inc., are owned by large national companies whose financial resources far exceed those that are available to the Company, and such companies and the other HMOs operating in Louisiana have provider relationships, enrollment contracts, and managerial and administrative resources that the Company does not have and must develop to achieve profitable operations. The Company has entered this competitive arena on a staged basis as a state-wide competitor. Although there are a number of HMO competitors in Louisiana with substantially greater financial and managerial resources and operative experience than the Company, to the Company's knowledge only one HMO, the Ochsner Health Plan, which reportedly has over 130,000 enrollees, currently conducts state-wide operations.

          PPOs are not subject to federal or state regulation and data concerning competition in the PPO segment of the healthcare financing industry are difficult to ascertain. It has been estimated that there are at least 20 PPOs operating in Louisiana with over 1.5 million enrollees.

          The Company believes that HMOs and PPOs compete in large part for different segments of the healthcare financing market. As a prepaid plan, a HMO offers, in general, cost protection to payors, the elimination of deductibles and significant copayments for beneficiaries, and in many cases, lower premium rate structures. As a provider arm for traditional indemnity insurance and self-funded employer plans, a PPO often offers greater freedom of patient choice and, within the PPO provider network, discounted fees for payors and beneficiaries. However, HMOs and pass-through PPOs compete for business with indemnity insurers and self-funded employer benefit plans which have determined to chose either a HMO or a PPO as the primary healthcare financing vehicle, and HMOs and premium-paid PPOs compete for business with smaller employers that do not self-fund their medical benefit plans.

            Marketing

          The Company markets its HMO through independent brokers and direct sales. The Company's direct marketing currently targets the 100+ employee group market. The Company's marketing strategy includes special events and targeted promotional activities rather than mass media exposure in order to utilize marketing funds more efficiently. However, strategic plans are currently being developed for the balance of the year wherein mass media may be utilized.

            Quality Assurance

          The Company employs standard guidelines for procedures and treatment and, for surgical procedures and hospitalizations it requires prior authorization, and, when appropriate, discharge planning, and case management. Management has recently devised a quality assurance program which will be reviewed and implemented in mid-1998. This program will include the establishment of a medical executive committee of 10 members which will review and make determinations on issues such as medical management policies and quality assurance. The Company previously used the services of Managed Care Consultants, Inc., a third party administrator ("TPA"), for review of admission standards and procedures, but believes that its physician advisors within the network will exert better and more efficient control over these matters. The Company also handles precertifications, premium billing, broker commissions, and eligibility verification in house.

          Provider contracts are subject to non-renewal or termination if providers fail to observe or meet the requirements of UM/QA standards and, with respect to shareholder-providers, continuing LSMS membership.

            Regulation

          Acting as a spur to the development of private market solutions to increasing costs of healthcare have been various proposals at the federal level to provide universal medical coverage and to impose federal controls on the financing of the private medical services marketplace. The enactment of any such federal or state initiatives could have a significant and unpredictable impact on the operations and prospects of the Company. There have been a number of proposals in Louisiana to enroll all or a part of the state's Medicaid-eligible population into one or more HMOs. It is not possible to predict what, if any, effect the adoption of any such proposal would have on the operations or prospects of the Company.

          State Regulation. PCI is subject to regulation and supervision by the LDOI. PCI has made and will be required to maintain a $1,000,000 deposit in Louisiana financial institutions to secure against its insolvency. In addition, PCI will be required to maintain capital and surplus of at least $2 million.
PCI is required to file periodic statutory and audited financial reports with the LDOI. In addition, as a HMO holding company, the Company is required to register with the LDOI and to file periodic holding company reports.

          Louisiana law requires HMOs to provide coverage (subject to lifetime maximum benefits) for "basic healthcare services" in their enrollee contracts. Basic healthcare services include emergency care, inpatient hospital and physician care, outpatient medical services, routine gynecological care (including care relating to pregnancy) and radiology services. Coverage for alcohol or drug abuse health services must be offered as an option to a HMO physician for orthopedic or neurological conditions. HMO benefit packages may include, in addition to required basic healthcare services, other healthcare services, including oral surgery and podiatric and psychological care.

          In general, the rate structures of HMOs are not regulated in Louisiana. However, HMOs that provide coverage to certain "small employers" (3 to 35 employees) must use a modified community rate structure. Louisiana HMOs are required to establish procedures for the continuous review of quality of care, performance of providers, utilization of health services and facilities, and costs of operations.

          Federal HMO Qualification. The Company does not at this time intend to qualify PCI's HMOs under federal law. HMOs which qualify under federal law may obtain a Medicare risk contract from the federal government and market its plan to the Medicare population. The disadvantages to federal qualification include the requirement that the HMO have a minimum of 5,000 enrollees, an extensive application process, minimum healthcare benefits which are more extensive than those required to be provided under Louisiana law, and, with respect to Medicare patients, federally mandated rate structures and enrollment and marketing requirements. However, PCI may seek federal qualification of its HMO at a later date, if business considerations indicate that such qualification would benefit the Company.

          Federal Regulation. PCI will be subject to the "guaranteed issue" provisions of the Health Insurance Portability and Accountability Act of 1996, which requires insurance and managed care companies which service the small business market (2 to 50 employees) to accept all small businesses which apply for coverage, and which mandates renewability and portability of healthcare coverage. Both the federal Anti-Kickback Statute, a criminal law, and the federal Stark II Amendments, a civil statute, provide penalties for, respectively, the payment of remuneration for the purpose of inducing patient or medical services referrals, and the self-referral of certain medical services to an entity in which a physician (or an immediate family member) has a financial interest. Presently, both these statutes are applicable only to the Medicaid and Medicare programs. PCI does not at this time intend to secure Medicare risk contracts, and no federal waiver of the fee provisions of the federal Medicaid enabling law has been granted to permit Louisiana to enroll a substantial number of Medicaid-eligible beneficiaries in HMOs. However, Louisiana has in the past sought such a waiver and it may do so in the future. If such a waiver permitting Medicaid-eligible beneficiaries to enroll in state-qualified HMOs were granted, PCI's HMOs may seek to enter that market. In that case, it would become subject to the federal legislation discussed above. Moreover, such federal legislation may be made applicable at some future date to HMO or other managed care contracts. The Company believes that the operations of PCI's managed care plans as currently contemplated would not violate such federal legislation were it applicable to either of them, but expansion of the coverage of federal law or clarification of its scope could require PCI's managed care plans to modify the provider structures or operations which could have a material adverse effect on the Company.

          Antitrust Regulation. The activities of PCI's managed care plans will be subject to federal and state antitrust laws and regulations. The interaction between such laws and regulations and the numerous legal and economic arrangements that exist and are being formed in the rapidly changing healthcare marketplace are uncertain. There is a risk that because of such laws and regulation the Company will not be able to adopt organization or operations arrangements that would be optimal for the business of PCI's managed care plans, or that it may have to change such optimal arrangements at some later date to satisfy federal or state antitrust laws and regulations. The antitrust rules applicable in the PPO area are particularly in doubt at present, and there are indications that a PPO which has substantial market power, as the Company contemplates in regard to PCI's PPOs, may violate certain antitrust laws if it fails to assume some of the financial risk of payors.

            Employees

          As of February 28, 1998, the Company had 20 full time employees and 1 part-time employee.

            Plan of Operation

          Prior to the commencement of operations during the first quarter of 1997, the Company was in the development stage and had no operating revenues.

          The Company has incurred since the inception of operations in the first quarter of 1997 substantial losses from operations due to the lack of sufficient premium income to offset costs of operations, including claims payments. The Company has incurred unanticipated delays in rolling out the marketing of its managed care health plans in all six catchment areas due to market resistance encountered by the Company in securing provider contracts with primary care physicians, hospitals, and other ancillary medical providers in certain marketing areas, difficulties in hiring and retaining experienced full-time executive officers, and the Company's late entry into the managed care market for calendar year 1997. The Company anticipates that such losses will continue as the number of enrollees in the Company's HMO increases due to current marketing efforts, particularly after the new enrollment year commences in 1998, until and unless the Company attains a sufficient number of enrollees that premium income will exceed operating expenses and claims payments. However, there can be no assurance that the Company has sufficient capital to fund such continuing losses or that it will achieve sufficient numbers of enrollees to support profitable operations. The Company does not anticipate that it will require additional capital during the next twelve months.

          The Company recently hired a full-time chief executive officer, Mr. Patrick C. Powers, and a new Vice President of Sales, Mr. John M. Bird, both of whom have significant experience in the Louisiana managed care marketplace. The Company's new management team has under development plans for the Company's future operational and marketing strategies.

          Certain statements, other than statements of historical fact, contained in this Annual Report on Form 10-KSB are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally accompanied by such terms and phrases as "anticipates," "estimates," "expects," "believes," "should," "projects" or "scheduled" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 7. DESCRIPTION OF PROPERTY.

          As of December 31, 1997, the Company leased approximately 6,250 square feet of office space in Baton Rouge, Louisiana, which serves as the Company's corporate and administrative offices. The lease term on this property expires June 30, 1999 and the Company pays rent of $5,468.75 per month. The Company does not own or lease any other real property.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

          The following table sets forth certain information with respect to the directors and executive officers.

NAME                          AGE              POSITION

Brian W. Amy, M.D.             45              Director
John M. Bird                   45              Vice President of Sales
Lawrence Braud, M.D.           56              Director
Ralph W. Colpitts, M.D.        47              Director
Jimmy R. Coughran, M.D.        31              Director
Wallace Dunlap, M.D.           62              Director
Daniel G. Dupree, M.D.         49              Director
Michael S. Ellis, M.D.         56              Director
Melanie C. Firmin, M.D.        40              Director, Vice President
F. Dennis Irwin, M.D.          54              Vice President of Medical
                                               Management
Charles C. Lewis, M.D.         56              Director
Patrick C. Powers              45              Chief Executive Officer
Michael J. Provenza            40              Chief Financial Officer
David R. Raines, Jr., M.D.     57              Director
William M. Roeling, M.D.       69              Director
Jay M. Shames, M.D.            61              Director
F. Jeff White, III, M.D.       39              Director
James A. White, III, M.D.      58              Director, Chairman and President
R. Bruce Williams, M.D.        48              Director


BRIAN W. AMY, M.D.             Dr.  Amy  has practiced Surgery  in  Abbeville,
  Director                     Louisiana for 12 years.  A graduate of the LSU
                               School of Medicine, Dr. Amy is a Diplomate of the
                               American Board of Surgery and a Fellow of the
                               American College of Surgeons. Dr. Amy has served
                               as clinical assistant professor of surgery at the
                               LSU School of Medicine and is a member of the
                               Board of Directors of University Hospital,
                               Lafayette, Louisiana.

JOHN M. BIRD                   Mr. Bird began working for the  Company as  Vice
  Vice President of Sales      President of Sales in November 1997.  From
                               1993-1995, Mr. Bird served as Vice President of
                               Sales and Marketing and President of Western
                               Kentucky Operations for Winston & Company
                               Benefits, Inc., an employee benefits sales organization specializing in health insurance sales to trade and professional associations. Mr.
                               Bird also served as Executive Vice President of Sales and Marketing and later Chief Marketing
                               Officer of Blue Cross and Blue Shield of
                               Louisiana from 1995-1997, where he was
                               responsible for overseeing all functions related to sales, marketing, advertising, public relations and media relations.

LAWRENCE L. BRAUD, M.D.        Dr. Braud  has  practiced  Otolaryngology-
   Director                    Head and Neck Surgery in Baton Rouge, Louisiana
                               for more than 21 years. Dr. Braud graduated from the LSU School of Medicine and is a Fellow of the American College of Surgeons and the American
                               Academy of Otolaryngology and a Diplomate of the American Board of Otolaryngology-Head and Neck
                               Surgery. Dr. Braud is immediate Past President of the LSMS, which he previously served as President
                               (1996), President-Elect (1995), Vice President
                               (1994) and Chairman of the Board of Councilors
                               (1989-1993). Dr. Braud served as President of the Louisiana Academy of Otolaryngology in 1994, and has been an assistant clinical instructor at the LSU School of Medicine since 1979. Dr. Braud has been a Director of the Company since 1995.

RALPH W. COLPITTS, M.D.        Dr.  Colpitts  has  practiced  Plastic and
  Director                     Reconstructive Surgery in Lake Charles, Louisiana
                               for more than 15 years. A graduate of St. Louis
                               University School of Medicine, Dr. Colpitts is a
                               Diplomate of the American Board of Plastic
                               Surgery and is a Fellow of the American Society of Plastic and Reconstructive Surgery. Dr.
                               Colpitts is Chief of Surgery at Columbia
                               Hospital, Lake Charles, Louisiana, and is a former President of the Calcasieu Parish Medical
                               Society.

JIMMY R. COUGHRAN, M.D.        Dr. Coughran is a Diplomate of the  American
  Director                     Board of Family Practice and has been
                               practicing in Winnsboro, Louisiana since 1995. A graduate of LSU Medical School-Shreveport, Dr.
                               Coughran has served as Chief of Staff at Franklin
                               Medical Center.

WALLACE  DUNLAP, M.D.          Dr. Dunlap has been a Director of the Company
  Director                     since 1997 and President of the Company's
                               subsidiary Patient's Choice, Inc. since 1997. Dr.
                               Dunlap graduated from Kansas University Medical
                               School and has practiced Pediatric Medicine in Baton Rouge, Louisiana for more than 30 years. He has also served on the Executive Committee of the Company. Dr. Dunlap is a Diplomate of the American Board of Pediatrics and a Fellow of the American Academy of Pediatrics. He is Secretary-
                               Treasurer of the LSMS and has served as the Chairman of the LSMS Council on Legislation and as President of the East Baton Rouge Medical
                               Parish Medical Society.

DANIEL G. DUPREE, M.D.         Dr.  Dupree  has  practiced  Dermatology
  Director                     in Lafayette, Louisiana for over 18 years. A
                               graduate of the LSU School of Medicine, Dr.
                               Dupree is a Diplomate of the American Board of Dermatology and a Fellow of the American Academy of Dermatology. Dr. Dupree is Immediate Past-
                               President and has served as Vice President and Secretary-Treasurer of the Lafayette Parish
                               Medical Society, served as Vice-Chairman of LAMPAC in 1994-95, was a delegate to the 1995
                               LSMS meeting, and is an alternate delegate to the Council on Legislation of the LSMS. Dr. Dupree has been a Director of the Company since 1996.

MICHAEL E. ELLIS, M.D.         Dr. Ellis has practiced Otolaryngology-Head and
  Director                     Neck Surgery in New Orleans, Louisiana for 23
                               years. A graduate of the LSU School of Medicine, Dr. Ellis is a Fellow of the American College of Surgeons and the American Academy of Facial
                               Plastic and Reconstructive Surgery, and is a Diplomate of the American Board of Otolaryngology-Head and Neck Surgery and the American Board of Cosmetic Surgery. Dr. Ellis is
                               President-Elect of the LSMS, President of the St.

                               Bernard Medical Society, an LSMS Alternate
                               Delegate to the American Medical Association, and a clinical professor in the Department of Otolaryngology-Head and Neck Surgery at the LSU School of Medicine. He has also served as President of the Louisiana Academy of Otolaryngology-Head and Neck Surgery, Chalmette General Hospital and De La Ronde Hospital. Dr. Ellis has been a Director of the Company since 1996.

MELANIE C. FIRMIN, M.D.        Dr. Firmin has practiced Anesthesiology in
 Director and Vice President   Alexandria, Louisiana for 13 years. A graduate of
                               the LSU Medical Center-Shreveport, Dr. Firmin is a Fellow of the American Society of Anesthesiology and a Diplomate of the American
                               Board of Anesthesiology. She is past President of the Rapides Parish Medical Society, is on the Board of Directors of the Central Louisiana
                               Ambulatory Surgery Center and the Southfield Care
                               Center (a nursing home facility), and has served as a Director of the Rapides Regional Women's
                               Hospital. She is also Medical Director of Central
                               Louisiana Ambulatory Surgery Center. Dr. Firmin is a member of the Board of Directors of Rapides
                               Bank & Trust, Alexandria, Louisiana, and has been a Director and Vice President of the Company since 1995.

F. DENNIS IRWIN, M.D.          Dr. Irwin has been the Company's Vice President
 Vice President                of Medical Management since July 1997. He became
 of Medical Management         board certified in Internal Medicine in 1974 and
                               is a member of the American College of Physicians and the American College of Physician Executives.
                               A graduate of Case Western Reserve University
                               Medical School, Dr. Irwin served as an Assistant
                               Clinical Professor at the Department of Medicine of the University of Hawaii from 1979 to 1982. He has also served as Vice President and Chief
                               Managing Officer for Healthcenter HMO in
                               Harrisburg, Pennsylvania from 1996 to 1997 and served as Medical Director for FHP HMO from 1991 to 1996. Dr. Irwin practiced Internal Medicine for 17 years.

CHARLES C. LEWIS, M.D.         Dr. Lewis has practiced Radiology for 30 years,
  Director                     and has practiced for approximately 18 of those
                               years in New Iberia, Louisiana. Dr. Lewis is a
                               Diplomate of the American Board of Radiology, a member of the American College of Radiology, and a member of the Radiology Society of North
                               America. He graduated from LSU School of Medicine and has served as Chief of Staff at Dauterive
                               Hospital in New Iberia, Louisiana. He is also
                               Chairman of the Credentials Committee of the LSMS
                               House of Delegates, and served as the 9/th/
                               District Councilor to the Board of Governors of the LSMS from 1990 to 1995. Dr. Lewis has been a Director of the Company since 1996.

PATRICK C. POWERS              Mr. Powers began as Chief Executive Officer of
  Chief Executive Officer      the Company in February 1998. From 1995-1998, he
                               served as President-Central Region of Managed
                               Comp Inc., a workers' compensation and insurance services company, where he was responsible for the company's operations in states west of the Mississippi River. He also worked as President and Chief Executive Officer of another managed care company, Gulf South Health Plans, Inc., from
                               1986-1994, where he was responsible for the overall performance of the company.

MICHAEL J. PROVENZA            Mr. Provenza began working as Chief Financial
  Chief Financial Officer      Officer and Principal Accounting Officer of the
                               Company in September 1997. He was previously employed as Chief Financial Officer for Health
                               Plus of Louisiana, a health maintenance
                               organization, from 1992-1997.

DAVID R. RAINES, JR., M.D.     Dr. Raines has practiced Gastroenterology in
  Director                     Monroe, Louisiana for the past 20 years. He has
                               served as President of the Gastroenterology
                               Clinic, Inc. since 1983 and President of the Endoscopy Center of Monroe, Inc. since 1989. He is a Fellow of the American Society of Gastrointestinal Endoscopy and of the American
                               College of Gastroenterologists. He also is Fellow of the American Society of Internal Medicine and a member of the American Medical Association.

WILLIAM ROELING, M.D.          Dr. Roeling has practiced Obstetrics and
  Director                     Gynecology in New Orleans, Louisiana for 35
                               years. A graduate of LSU School of Medicine, Dr.
                               Roeling has served as Chairman of the
                               Obstetrics/Gynecology Departments at Mercy
                               Hospital (1970) and Lakeside Hospital (1980-
                               1981), as a clinical instructor at Tulane
                               University Medical School (1961-1993), and as
                               President (1988-1989) and Member of the Board of Trustees (1985-1991) of Lakeside Hospital (1985-
                               1991). Dr. Roeling served as President of the Jefferson Parish Medical Society ("JPMS") in
                               1985, was on the Executive Committee of the JPMS from 1991 through 1996, and has been a member of the LSMS House of Delegates for over 25 years.
                               Dr. Roeling has been a Director of the Company since 1995.

JAY M. SHAMES, M.D.            Dr. Shames has practiced Internal Medicine and
  Director                     Pulmonology in New Orleans, Louisiana since 1968.
                               A 1961 graduate of Tulane University School of
                               Medicine, Dr. Shames is a Diplomate of the American Board of Internal Medicine and the
                               American Board of Pulmonary Diseases, is a Fellow of the American College of Physicians and the American College of Chest Physicians, and is a member of the American Society of Internal
                               Medicine and the American Thoracic Society. Dr.
                               Shames was elected in March 1997 as President of the Louisiana Society of Internal Medicine and has previously served as President of the LSMS in 1994-1995. He is also on the Board of Governors of Touro Infirmary, serves as a clinical professor at Tulane University School of Medicine and the LSU School of Medicine, and served as the President of the Orleans Parish Medical Society in 1984-1985. Dr. Shames has been a Director of the Company since 1995.

JAMES A. WHITE III, M.D.       Dr. White has practiced Otolaryngology-Head and
  Director,                    Neck Surgery in Alexandria, Louisiana for over 25
  Chairman and President       years. A graduate of Tulane University School of
                               Medicine, Dr. White is a Fellow of the American
                               College of Surgeons, the American Academy of
                               Otolaryngology, and the American Academy of Otolaryngologic Allergy, and is a Diplomate of the American Board of Otolaryngology-Head and Neck Surgery. He has served as President of the Louisiana Academy of Otolaryngology-Head and Neck

                               Surgery since 1996. Dr. White also serves as a clinical instructor of Otolaryngology at Tulane University School of Medicine. He was President of the LSMS in 1993-1994, and served two consecutive terms as President of the Rapides Parish Medical Society in 1998 and 1989. Dr. White has been President and a Director of the Company since 1995. In 1992, Louisiana Wine Partners, a Louisiana limited partnership of which Dr. White was the general partner, filed a petition for relief under Chapter 7 of the United States Bankruptcy Code.

F. JEFF WHITE III, M. D.       Dr. White has practiced Cardiology in Shreveport,
  Director                     Louisiana since 1988. A 1982 graduate of the LSU
                               School of Medicine - Shreveport, Dr. White is a
                               Diplomate of the American Board of Internal
                               Medicine and the American Board of Cardiovascular
                               Diseases, and is a Fellow of the American College of Cardiology and the American College of Chest
                               Physicians. Dr. White has been a member of the Board of Directors of the Shreveport Medical
                               Society since 1992 and is currently serving as President of that organization. He was also a member of the Governmental Affairs Committee of the American College of Cardiology and a Delegate to the American Medical Association Young
                               Physicians' Section from 1995 to 1997. Dr. White is Vice Chief of Medicine at the Willis Knighton
                               Medical Center. He has been a Director of the Company since 1995.

R. BRUCE WILLIAMS, M.D.        Dr. Williams has practiced Pathology in
  Director                     Shreveport, Louisiana since 1979. A graduate of
                               Vanderbilt University Medical School, Dr.
                               Williams is a Fellow of the College of American
                               Pathologists and a Diplomate of the American
                               Board of Pathology. Dr. Williams served as
                               President of the LSMS and has also served as Speaker of the LSMS House of Delegates and as President of the Shreveport Medical Society. Dr.
                               Williams also serves as clinical associate professor of the LSU Medical Center in Shreveport, Louisiana. Dr. Williams has been a
                               Director of the Company since 1995.

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS.

          The following table sets forth certain information with respect to the aggregate remuneration paid to each of the three highest paid persons who were officers or directors as a group during the year ended December 31, 1997:

                                                          AGGREGATE
NAME                     POSITION                         REMUNERATION
-----------------------  -------------------------------  ------------
Tom McCabe               Interim Chief Executive Officer   $267,105.85
F. Dennis Irwin, M.D.    Vice President -
                          Medical Management                $87,345.68
Jay Neukomm              Vice President -
                          Sales and Marketing               $56,336.00

          Directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses in attending meetings of the Board of Directors and committees thereof.

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

          The following table sets forth the number of shares of the voting securities of the Company held of record by officers and directors of the Company as a group. None of the three highest paid persons who are officers of the Company own any voting stock of the Company.

                    Name and Address  Amount   Percent
Title of Class          of Owner      Owned    of Class
------------------  ----------------  -------  --------

Junior Preferred    All directors as    7,500  *
  Voting Stock       a group

-------------
 .  Less than 1%

ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

            None.
                                    PART II.

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANTS' COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

          The Company has paid no dividends and does not anticipate the payment of dividends in the foreseeable future. There is no market for the Company's Junior Preferred Voting

Stock or Class A Non-Voting Common Stock. There were 2,153 registered holders of the Company's capital stock at February 28, 1998.

ITEM 2. LEGAL PROCEEDINGS

          Other than routine litigation arising out of the normal course of business, the Company is not involved in any material legal proceedings.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

          There have been no changes in or disagreements with the Company's accountants since the inception of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted for shareholder vote in the fourth quarter of 1997.

ITEM 5. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10 percent of the Company's stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. The Company believes that the directors, executive officers, and greater than 10 percent beneficial owners complied with all applicable filing requirements during the fiscal year ended December 31, 1997 except as follows: In September 1997, Michael J. Provenza was hired as Chief Financial Officer and failed to timely report stock ownership on a Form 3; in November 1997, John M. Bird was hired by the Company as Vice President of Sales and failed to timely report stock ownership on a Form 3.

ITEM 6. REPORTS OF FORM 8-K.

          No reports on Form 8-K were filed during the last quarter of 1997.

                                   PART F/S.

The Company's financial statements follow:

MD HEALTHSHARES
CORPORATION AND SUBSIDIARY


CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 1997 AND 1996
AND THE PERIOD FROM JULY 18, 1995 (DATE OF
INCORPORATION) TO DECEMBER 31, 1995 AND
INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 MD HealthShares Corporation:

We have audited the accompanying consolidated balance sheets of MD HealthShares Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1996 and the period from July 18, 1995 (date of incorporation) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and the period from July 18, 1995 (date of incorporation) to December 31, 1995, in conformity with generally accepted accounting principles.

The Company was in the development stage at December 31, 1996; during the year ended December 31, 1997, the Company completed its development activities and commenced its planned principal operations. As discussed in Note 7 to the consolidated financial statements, the Company obtained capital to fulfill its development activities during 1996 and obtained regulatory approval on January 8, 1997 to operate as an HMO. As further discussed in Note 7 to the consolidated financial statements, the Company's attainment of profitable operations is dependent upon future events, including achieving a level of revenues adequate to support the Company's cost structure.

DELOITTE & TOUCHE LLP


New Orleans, Louisiana

March 27, 1998


MD HEALTHSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
----------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                1997                    1996

CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 1,408,901             $ 9,147,525
  Marketable securities (Note 2)                                                     4,840,825                       -
  Premiums receivable                                                                   24,554                       -
  Interest receivable                                                                   55,095                  57,473
  Prepaid expenses                                                                      95,518                 147,747
                                                                                   -----------             -----------
           Total current assets                                                      6,424,893               9,352,745
                                                                                   -----------             -----------

RESTRICTED INVESTMENTS (Note 6)                                                      1,000,000               1,071,777

EQUIPMENT, net of accumulated depreciation of $30,429
  in 1997 and $3,825 in 1996                                                            75,971                  13,844

OTHER                                                                                   35,378                   5,225
                                                                                   -----------             -----------
TOTAL                                                                              $ 7,536,242             $10,443,591
                                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                            $   122,268             $   355,856
  Claims payable and reserves for incurred but unreported claims                       145,131                       -
  Deferred revenue                                                                       2,385                       -
                                                                                   -----------             -----------
           Total current liabilities                                                   269,784                 355,856
                                                                                   -----------             -----------

CONTINGENCIES (Note 6)                                                                       -                       -

STOCKHOLDERS' EQUITY (Notes 3 and 8):
  Junior preferred voting stock, $1.00 par value, liquidation value $1,000, 7,500 shares authorized, 2,152 shares
    issued and outstanding in 1997; none in 1996                                         2,152                       -
  Preferred stock, $1.00 par value, 2,000,000 shares
    authorized, none issued and outstanding in 1997 and 1996                                 -                       -
  Common Stock:
    Class A, no par value, 1,000,000 shares authorized,
      2,142 shares issued and outstanding in 1996; none in 1997                              -              11,826,306
    Class B, no par value, 1 share authorized, issued and outstanding
      in 1996; none in 1997                                                                  -                     100
    Class A non-voting, $0.10 par value, 8,000,000 shares
      authorized, 1,075,000 shares issued and outstanding in 1997;
      none in 1996                                                                     107,500                       -
    Class B, $0.10 par value, 1 share authorized and outstanding
      in 1997; none in 1996                                                                  -                       -
  Additional paid-in capital                                                        11,732,023                       -
  Accumulated deficit                                                               (4,590,455)             (1,738,671)
  Treasury stock, at cost, 1,503 shares in 1997; none in 1996                           (8,000)                      -
  Unrealized gain on available-for-sale securities                                      23,238                       -
                                                                                   -----------             -----------
           Total stockholders' equity                                                7,266,458              10,087,735
                                                                                   -----------             -----------
TOTAL                                                                              $ 7,536,242             $10,443,591
                                                                                   ===========             ===========

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND PERIOD FROM
JULY 18, 1995 (DATE OF INCORPORATION) TO DECEMBER 31, 1995
-------------------------------------------------------------------------------------------------------------------



                                                                                                  JULY 18, 1995
                                                                   YEAR ENDED                            TO
                                                    -----------------------------------------       DECEMBER 31,
                                                           1997                  1996                   1995
REVENUE:
  Investment income                                   $    448,592               $     222,666       $    2,634
  Premium revenue                                          313,519                           -                -
                                                       ------------               ------------       ----------
           Total revenue                                    762,111                    222,666            2,634
                                                       ------------               ------------       ----------
EXPENSES:
  Medical service expenses                                  331,905                          -                -
  Selling, general and administrative                     3,255,385                  1,570,448          374,336
  Interest expense                                                -                     10,862            4,500
  Depreciation                                               26,605                      3,825                -
                                                       ------------               ------------       ----------
           Total expenses                                 3,613,895                  1,585,135          378,836
                                                       ------------               ------------       ----------
NET LOSS                                                $(2,851,784)               $(1,362,469)       $(376,202)
                                                       ============               ============       ==========
NET LOSS PER COMMON SHARE - BASIC                       $     (2.66)               $     (3.05)       $  (3,762)
                                                       ============               ============       ==========
AVERAGE OUTSTANDING COMMON
  SHARES                                                  1,072,267                    446,308              100
                                                       ============               ============       ==========

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND PERIOD FROM
JULY 18, 1995 (DATE OF INCORPORATION) TO DECEMBER 31, 1995
---------------------------------------------------------------------------------------------------
                                                                                        COMMON STOCK
                                                                            --------------------------------------
                                                     JUNIOR PREFERRED            CLASS A             CLASS B
                                                       VOTING STOCK            NO PAR VALUE        NO PAR VALUE
                                                     -----------------      ------------------    -----------------
                                                     SHARES    AMOUNT        SHARES      AMOUNT    SHARES   AMOUNT

STOCKHOLDER'S DEFICIT, July 18, 1995                     -   $    -            -    $         -          -  $     -


ISSUANCE OF COMMON STOCK                                 -        -            1            100          -        -


UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                          -        -            -              -          -        -


NET LOSS                                                 -        -            -              -          -        -

                                                   -------  -------       ------   ------------     ------   ------

STOCKHOLDER'S DEFICIT, December 31, 1995                 -        -            1            100          -        -

ISSUANCE OF COMMON STOCK                                 -        -        2,142     11,826,306          1      100

REDEMPTION OF COMMON STOCK                               -        -           (1)          (100)         -        -

CHANGE IN UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                          -        -            -              -          -        -

NET LOSS                                                 -        -            -              -          -        -
                                                   -------  -------       ------   ------------     ------   ------
STOCKHOLDERS' EQUITY, December 31, 1996                  -        -        2,142     11,826,306          1      100

RECAPITALIZATION (Note 3)                            2,142    2,142       (2,142)   (11,826,306)        (1)    (100)

ISSUANCE OF COMMON STOCK (Note 3)                       10       10            -              -          -        -

PURCHASE OF TREASURY STOCK (Note 3)                      -        -            -              -          -        -

CHANGE IN UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                          -        -            -              -          -        -

NET LOSS                                                 -        -            -              -          -        -
                                                   -------  -------       ------   ------------     ------   ------
STOCKHOLDERS' EQUITY, December 31, 1997              2,152   $2,152            -   $          -          -   $    -
                                                   =======  =======       ======   ============     ======   ======

                                                                COMMON STOCK
                                                      ----------------------------------                                 UNREALIZED
                                                          CLASS A            CLASS B                                       GAIN ON
                                                        NON-VOTIING      $0.10 PAR VALUE   ADDITIONAL                     AVAILABLE-
                                                     -----------------   ---------------    PAID-IN  ACCUMULATED TREASURY  FOR-SALE
                                                     SHARES    AMOUNT    SHARES   AMOUNT    CAPITAL    DEFICIT    STOCK   SECURITIES


STOCKHOLDER'S DEFICIT, July 18, 1995                     -   $    -         -    $  -    $        -  $         -  $     -  $     -

ISSUANCE OF COMMON STOCK                                 -        -         -       -             -            -        -        -

UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                          -        -         -       -             -            -         -      610


NET LOSS                                                 -        -         -       -             -     (376,202)        -        -
                                                 ---------  -------    ------  ------    ----------   ----------    ------   ------

STOCKHOLDER'S DEFICIT, December 31, 1995                 -        -         -       -             -     (376,202)        -      610


ISSUANCE OF COMMON STOCK                                 -        -         -       -             -            -         -        -


REDEMPTION OF COMMON STOCK                               -        -         -       -             -            -         -        -


CHANGE IN UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                          -        -         -       -             -            -         -     (610)


NET LOSS                                                 -        -         -       -             -   (1,362,469)        -        -
                                                 ---------  -------    ------  ------   ----------    ------------  ------   ------
STOCKHOLDERS' EQUITY, December 31, 1996                  -        -         -       -             -   (1,738,671)        -        -

RECAPITALIZATION (Note 3)                        1,071,000  107,100         -       -    11,717,164            -         -        -

ISSUANCE OF COMMON STOCK (Note 3)                    4,000      400         1       -        14,859            -         -        -

PURCHASE OF TREASURY STOCK (Note 3)                      -        -         -       -             -            -    (8,000)       -

CHANGE IN UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                          -        -         -       -            -               -       -   23,238

NET LOSS                                                 -        -         -       -            -      (2,851,784)      -        -
                                                 ---------  -------    ------  ------   ----------    ------------  ------   ------
STOCKHOLDERS' EQUITY, December 31, 1997          1,075,000 $107,500         1 $     -  $11,732,023    $ (4,590,455)$(8,000) $23,238
                                                 =========  =======    ======  ======   ==========    ============  ======   ======



                                                    TOTAL

STOCKHOLDER'S DEFICIT, July 18, 1995           $         -

ISSUANCE OF COMMON STOCK                               100

UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                        610

NET LOSS                                          (376,202)
                                                ----------
STOCKHOLDER'S DEFICIT, December 31, 1995          (375,492)

ISSUANCE OF COMMON STOCK                        11,826,406

REDEMPTION OF COMMON STOCK                            (100)

CHANGE IN UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                       (610)

NET LOSS                                        (1,362,469)
                                                ----------
STOCKHOLDERS' EQUITY, December 31, 1996         10,087,735

RECAPITALIZATION (Note 3)                                -

ISSUANCE OF COMMON STOCK (Note 3)                   15,269

PURCHASE OF TREASURY STOCK (Note 3)                 (8,000)

CHANGE IN UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                     23,238

NET LOSS                                        (2,851,784)
                                                ----------
STOCKHOLDERS' EQUITY, December 31, 1997        $ 7,266,458
                                                ==========

See notes to consolidated financial statements.


MD HEALTHSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND PERIOD FROM
JULY 18, 1995 (DATE OF INCORPORATION) TO DECEMBER 31, 1995
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     JULY 18, 1995
                                                                                          YEAR ENDED                     TO
                                                                               ----------------------------------    DECEMBER 31,
                                                                                  1997                1996               1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(2,851,784)       $(1,362,469)         $(376,202)
  Adjustments to reconcile net loss to cash flows from
    operating activities:
      Feasibility study                                                                  -                  -            175,462
      Loss on sales of available-for-sale securities                                     -             15,328                  -
      Depreciation                                                                  26,605              3,825                  -
      Changes in operating assets and liabilities:
        Premiums receivable                                                        (24,554)                 -                  -
        Interest receivable                                                          2,378            (54,984)            (2,489)
        Prepaid expenses                                                            52,229            (97,747)           (50,000)
        Other                                                                      (30,153)            (5,225)                 -
        Accounts payable and accrued expenses                                     (233,588)           314,918             40,938
        Interest payable                                                                 -             (4,500)             4,500
        Claims payable and reserves for incurred but
          unreported claims                                                        145,131                  -                  -
        Deferred revenue                                                             2,385                  -                  -
                                                                              ------------       ------------         ----------
           Net cash used in operating activities                                (2,911,351)        (1,190,854)          (207,791)
                                                                              ------------       ------------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                                    (5,017,311)          (355,663)          (200,145)
  Sales of available-for-sale securities                                           199,724            540,480                  -
  Sales of restricted investments                                                   71,777                  -                  -
  Purchases of restricted investments                                                    -         (1,071,777)                 -
  Purchases of equipment                                                           (88,732)           (17,669)                 -
                                                                              ------------       ------------         ----------
           Net cash used in investing activities                                (4,834,542)          (904,629)          (200,145)
                                                                              ------------       ------------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                        15,269         11,826,406                100
  Redemption of common stock                                                             -               (100)                 -
  Purchase of treasury stock                                                        (8,000)                 -                  -
  Developmental funds provided by the medical community                                  -            585,250            456,710
  Developmental funds returned to the medical community                                  -         (1,041,960)                 -
  Repayment of LSMS note payable                                                         -           (175,462)                 -
                                                                              ------------       ------------         ----------
           Net cash provided by financing activities                                 7,269         11,194,134            456,810
                                                                              ------------       ------------         ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                              (7,738,624)         9,098,651             48,874

CASH AND CASH EQUIVALENTS, Beginning of period                                   9,147,525             48,874                  -
                                                                              ------------       ------------         ----------
CASH AND CASH EQUIVALENTS, End of period                                      $  1,408,901       $  9,147,525         $   48,874
                                                                              ============       ============         ==========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
    Note payable issued                                                       $          -       $          -         $  175,462
                                                                              ============       ============         ==========
    Change in unrealized gain on available-for-sale
      securities                                                              $     23,238       $      (610)         $      610
                                                                              ============       ============         ==========
See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996 AND PERIOD FROM
JULY 18, 1995 (DATE OF INCORPORATION) TO DECEMBER 31, 1995
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - MD HealthShares Corporation ("MDH") was incorporated on July 18, 1995 for the purpose of creating a health maintenance organization ("HMO") and other healthcare financing vehicles that provide medical services to HMO enrollees of the HMO and other types of plans, primarily through contractual arrangements with a network of hospitals and physicians located in the state of Louisiana. On October 2, 1996, MDH created Patient's Choice, Inc. ("PCI"), a wholly-owned subsidiary organized to operate on a state-wide basis an independent practice association HMO, and to administer on a state-wide basis a preferred provider organization ("PPO"). The accompanying consolidated financial statements include the accounts of the MDH and PCI ("the Company"). Material intercompany balances and transactions are eliminated in consolidation.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, the most significant of which relate to incurred but unreported claims for medical services.

   CASH AND CASH EQUIVALENTS - Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less when purchased, excluding restricted investments.

   MARKETABLE SECURITIES - Marketable securities have been categorized as available-for-sale and, as a result, are stated at fair value with the unrealized holding gains and losses reported as a separate component of stockholders' equity. All marketable securities are available for current operations and, therefore, have been classified as current assets.

   RESTRICTED INVESTMENTS - Restricted investments at December 31, 1997, which are comprised of certificates of deposit, are recorded at cost which approximates fair value. Restricted investments at December 31, 1996, which represent investments pledged to secure a stand-by letter of credit, are recorded at cost which approximates fair value (see Note 6).

   EQUIPMENT - Equipment is recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective equipment, which lives range from 3 to 10 years.

   RESERVES FOR INCURRED BUT UNREPORTED CLAIMS - The Company provides reserves for estimated incurred but unreported physician, hospital, and pharmacy services rendered to enrolled members during the period. These reserves are determined by the use of an actuarially estimated loss ratio. Medical cost adjustments to current period estimates will be reflected in the operations of future periods and changes in these estimates could be significant.

   REVENUE RECOGNITION - Premium revenues are recognized in the period in which members are entitled to health care services. Premiums collected in advance are deferred.

   MEDICAL SERVICE EXPENSES - The Company has contractual agreements with independent physicians, hospitals, pharmacies, and others to provide comprehensive health care services to enrollees and their eligible dependents. Contracts with participating physicians provide for reimbursement for health care services at less than 100% of their established fees.

   REINSURANCE - The Company is covered under a medical reinsurance agreement that generally provides coverage for 80 percent of eligible hospital services in excess of $50,000 per member per year. No reinsurance recoveries were received during 1997.

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

   DEVELOPMENTAL FUNDS PROVIDED BY THE MEDICAL COMMUNITY - Prior to the offering of 2,142 shares of common stock at $6,000 per share to licensed physicians who are members of the Louisiana State Medical Society ("LSMS") and whose principal residences and medical offices (if a practicing physician) are located in Louisiana, MDH solicited voluntary contributions ("developmental funds") from the medical community to fund the Company's developmental (primarily consulting) costs. The Board of Directors resolved to repay all such developmental funds when the minimum number of shares (2,000) was issued. Accordingly, such developmental funds (which were non-interest bearing) were reflected in the 1995 financial statements as developmental funds provided by the medical community. MDH ceased solicitation of such developmental funds on February 14, 1996. In December 1996, MDH repaid all of its developmental funds ($1,041,960) which were provided by the medical community.

   NET LOSS PER COMMON SHARE - BASIC - In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was issued. This Statement simplifies the standards for computing earnings per share previously required under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." Basic earnings per share (EPS) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for 1997 and required restatement of all prior period EPS data; therefore, the net loss per common share-basic as previously presented has been restated to reflect the recapitalization as discussed in Note 3 in a manner similar to a stock split.

   INCOME TAXES - There are temporary differences in reporting certain expenses for financial statement and federal income tax purposes. The Company has net operating loss carryforwards at December 31, 1997 of approximately $3.2 million, which may be used to offset taxable income in future years. Such carryforwards expire in varying amounts from 2010 to 2012.

   IMPACT OF NEW ACCOUNTING STANDARDS - In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued and requires that an enterprise report by major components and as a single total, the change in net assets during the period from non-owner sources. Also in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997. The Company is in the process of reviewing its operating segments.

   RECLASSIFICATIONS - Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 1997 presentation.

2. MARKETABLE SECURITIES

   Marketable securities at December 31, 1997 include the following:

                                                FAIR            UNREALIZED      UNREALIZED
                                                VALUE              GAIN            LOSS                COST
Marketable equity securities                    $  769,137         $47,442         $24,204           $  745,899
U.S. government and agency
  securities                                     2,549,046               -               -            2,549,046
Corporate notes                                  1,522,642               -               -            1,522,642
                                       -------------------  --------------  --------------  -------------------

                                                $4,840,825         $47,442         $24,204           $4,817,587
                                       ===================  ==============  ==============  ===================


   For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification. The debt securities above have contractual maturities ranging from one to ten years.

3. STOCKHOLDERS' EQUITY

   On August 17, 1996, MDH completed a public offering of 2,142 shares of its Class A common stock, at a public offering price of $6,000 per share (the "Offering"). The net proceeds from the Offering of approximately $11.8 million is being used to organize and operate on a state-wide basis an independent practice association model HMO, and to organize and administer on a state-wide basis a PPO.

   Until March 22, 1997, the initially authorized common stock of MDH consisted of Class A and Class B common stock. No person could own of record or beneficially more than one share of Class A stock. The Class A and Class B common stock could not be sold, assigned, transferred or otherwise disposed of by any person unless, in the case of the Class A common stock, MDH failed to exercise its right of first refusal. The right of first refusal specified that MDH could purchase the Class A common stock from any person at the lesser of the book value per share or the seller's cost to purchase the stock. The Class B common stock, which was issued on November 23, 1996, could, at MDH's option and discretion, be redeemed for $100 upon written request of the Class B common stockholder, which was the LSMS. Additionally, the Class A and Class B common stockholders elected twelve and three, respectively, of the fifteen Directors of MDH.

   On March 22, 1997, MDH's stockholders approved a plan of recapitalization and amendments to MDH's articles of incorporation. In connection therewith, 7,500 shares of Junior Preferred Voting Stock, 2,000,000 shares of Preferred Stock and 8,000,000 shares of Class A Non-voting Stock were authorized. Additionally, all of MDH's 2,142 outstanding shares of Class A Common Stock were cancelled, and each former share of Class A Common Stock was converted into one share of Junior Preferred Voting Stock and 500 shares of Class A Non-voting Common Stock.

   The Junior Preferred Voting Stock is the principal voting security of MDH. The other voting security of MDH, one share of Class B Common Stock, is held by the LSMS. The Class B Common stockholder elects three of the fifteen directors of MDH and votes along with the other voting stockholders on all matters voted upon by the stockholders. The Junior Preferred Voting stockholders elect twelve of the fifteen directors of MDH.

   No dividends may be paid on the Junior Preferred Voting Stock. Additionally, MDH's bylaws prohibit the donation of Junior Preferred Voting Stock and permit the resale or other transfer of Junior Preferred Voting Stock only to persons who are licensed Louisiana physicians and LSMS members, and who do not already own a share of Junior Preferred Voting Stock, unless MDH exercises its right of first refusal. The right of first refusal specifies that MDH may purchase, at its option, the Junior Preferred Voting Stock from any person for the liquidation value of $1,000.

   The Class A Non-voting Common Stock may receive dividends when and if declared by MDH. MDH's bylaws permit the resale of or other transfer of Class A Non-voting Common Stock only to persons who are licensed Louisiana physicians and LSMS members. Resale or other transfer of the shares of Class A Non-voting Common Stock is prohibited until each holder's shares are released from the resale prohibition as follows:

                                                NUMBER OF
                                                  SHARES
                                                 RELEASED

   March 22, 1998                                  100
   March 22, 1999                                  200
   March 22, 2000                                  200
                                                   ---
                                                   500
                                                   ===


   Furthermore, ownership by any person of more than two percent of the outstanding shares of Class A Non-voting Common Stock is prohibited; however, MDH may issue up to six percent of the outstanding Class A Non-voting Common Stock to executive officers of the Company pursuant to its stock-based compensation plan (see Note 8).

   During 1997, the Company sold ten units of capital stock which were comprised of ten shares of Junior Preferred Voting Stock and 4,000 shares of Class A Non-voting Common Stock. The average number of outstanding common shares for 1997 reflects these transactions.

   During 1997, the Company also purchased three units of capital stock comprised of three shares of Junior Preferred Voting Stock and 1,500 shares of Class A Non-voting Common Stock. These shares are accounted for as treasury stock.

4. RELATED PARTY TRANSACTIONS

   Certain members of the LSMS's board of directors are members of the board of directors of MDH. On September 6, 1995, MDH purchased a feasibility study for the development of a physician-owned, state-wide HMO from the LSMS for $175,462. This purchase was effected by the issuance of a note payable to the LSMS. The note payable provided for interest at a rate of 8.0 percent per annum and was payable in equal annual instalments (including interest) of $98,394 on September 5, 1996 and 1997. On October 9, 1996, MDH repaid the outstanding principle and accrued interest of $15,345 related to this note payable.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

   Cash and cash equivalents - The carrying amount approximates fair value because of the nature of these instruments.

   Marketable securities - The fair values of marketable securities are estimated based on quoted market price for those or similar investments.

   Restricted investments - The fair values of restricted investments are estimated based on quoted market price for those or similar investments.

   The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                    1997                                           1996
                                    ------------------------------------          ------------------------------------
                                         CARRYING               FAIR                   CARRYING               FAIR
                                          AMOUNT                VALUE                   AMOUNT                VALUE

Cash and cash equivalents                $1,408,901           $1,408,901               $9,147,525           $9,147,525
Marketable securities                     4,840,825            4,840,825                        -                    -
Restricted investments                    1,000,000            1,000,000                1,071,777            1,071,777


6. COMMITMENTS AND CONTINGENCIES

   LETTER OF CREDIT - As an ongoing requirement of the State of Louisiana, PCI has a statutory deposit of $1,000,000 at December 31, 1997. In connection with the filing for a COA and as an ongoing requirement of the State of Louisiana, PCI had a $1,000,000 stand-by letter of credit issued by Hibernia National Bank, payable to the Louisiana Department of Insurance (LDOI) as beneficiary in lieu of a $1,000,000 statutory deposit at December 31, 1996. Such stand-by letter of credit was secured by a pledge of a $1,100,000 stated value U.S. treasury security.

   OPERATING LEASE - Beginning July 1, 1997, the Company entered into an operating lease for the building housing its corporate headquarters. The Company incurred rental expenses of $57,371 and $5,000 during 1997 and 1996, respectively. Net rental commitments over the next two years are as follows:

     1998                                                            $65,625
     1999                                                             32,813
                                                                     -------
                                                                     $98,438
                                                                     =======


   LITIGATION - In the ordinary course of operations, the Company is subject to various litigation matters relating to health benefits provided to its subscribers. Although the outcome of these matters cannot be determined, it is management's opinion that disposition of these proceedings will not have a material adverse effect on the consolidated financial statements.

     REGULATORY REQUIREMENTS - The state of Louisiana has implemented financial regulations for HMOs requiring, among other things, minimum net worth requirements. As of December 31, 1997, admitted assets, as defined, less liabilities, must be at least equal to $1,500,000 as reported in the statutory filing of such calendar year. PCI was in compliance with the state statutory net worth requirement at December 31, 1997. The minimum state statutory net worth requirement will increase to $2.0 million by July 1, 1998.

7.   DEVELOPMENT STAGE ENTERPRISE

     The Company was in the development stage at December 31, 1996. During 1996, the Company obtained capital (see Note 3) to fulfill its development activities. On January 8, 1997, PCI received a Certificate of Authority ("COA") from LDOI to operate as an HMO. Once regulatory approval was obtained, PCI commenced marketing of its HMO and other benefit plans. There can be no assurances that the Company will ever be able to achieve profitable operations.

8.   STOCK-BASED COMPENSATION PLAN

     The Company has a stock-based compensation plan through which several of the Company's officers are entitled to receive restricted stock grants contingent upon their satisfaction of specific tenure requirements. Restricted stock grants, which are vested one-third each year after the award date, are scheduled to be awarded as follows:

                                                                NUMBER OF
                                                                  SHARES

     1998                                                            -
     1999                                                          4,700
     2000                                                          4,500
     2001                                                          9,500
     2002                                                         12,000
     2003                                                          8,000
                                                                  ------
                                                                  38,700
                                                                  ======

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company will recognize compensation cost equal to the fair value of the restricted stock when awarded.

9.   CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of risk consist primarily of investments in marketable securities and commercial premiums receivable. As of December 31, 1997, the Company had no significant concentrations of credit risk due to the limited amounts which are invested in any one issuer and the large number of employer groups comprising the Company's customer base.

10.  INCOME TAXES

     Significant components of the Company's deferred tax assets are as follows:

                                                   1997            1996
                                                   ----            ----
     Net operating loss carryforwards          $ 1,120,000      $  30,800
     Organizational expenses                       364,000        455,000
                                               -----------      ---------
     Deferred tax asset                          1,484,000        485,800
     Valuation allowance                        (1,484,000)      (485,800)
                                               -----------      ---------
     Deferred tax asset reported               $        --      $      --
                                               ===========      =========

     A valuation allowance for the entire deferred tax asset has been recorded as its realization is not considered more likely than not.


                                     ******

                                   PART III.


ITEM 1. INDEX TO EXHIBITS

Exhibit 6(j): Letter employment contract dated February 23, 1998 by and between MD HealthShares Corporation and Patrick C. Powers.

Exhibit 6(k): Contract of Lease effective July 1, 1997 by and between PMD Investments and MD HealthShares Corporation.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MD HEALTHSHARES CORPORATION


                            By:     /s/ Patrick C. Powers
                               ---------------------------------------------
                                   Patrick C. Powers
                                   Chief Executive Officer


                            Date:        March 30, 1998
                                 -------------------------------------------


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                            By:     /s/ Patrick C. Powers
                               ---------------------------------------------
                                   Patrick C. Powers
                                   Chief Executive Officer


                            Date:        March 30, 1998
                                 -------------------------------------------


                            By:     /s/ Michael J. Provenza
                                 -------------------------------------------
                                   Michael J. Provenza
                                   Chief Financial Officer and
                                   Principal Accounting Officer


                            Date:        March 30, 1998
                                 -------------------------------------------


                            By:     /s/ Wallace H. Dunlap, M.D.
                                 -------------------------------------------
                                    Wallace H. Dunlap, M.D.
                                    Director

                            Date:        March 30, 1998
                                 -------------------------------------------



                            By:     /s/ Daniel G. Dupree, M.D.
                                 -------------------------------------------
                                    Daniel G. Dupree, M.D.
                                    Director

                            Date:        March 30, 1998
                                 -------------------------------------------


                            By:     /s/ Michael S. Ellis, M.D.
                                 -------------------------------------------
                                    Michael S. Ellis, M.D.
                                    Director

                            Date:        March 30, 1998
                                 -------------------------------------------

                            By:     /s/ Melanie C. Firmin, M.D.
                                 -------------------------------------------
                                    Melanie C. Firmin, M.D.
                                    Director

                            Date:        March 30, 1998
                                 -------------------------------------------


                            By:     /s/ David R. Raines, Jr., M.D.
                                 -------------------------------------------
                                    David R. Raines, Jr., M.D.
                                    Director

                            Date:        March 30, 1998
                                 -------------------------------------------


                            By:     /s/ William M. Roeling, M.D.
                                 -------------------------------------------
                                    William M. Roeling, M.D.
                                    Director

                            Date:        March 30, 1998
                                 -------------------------------------------


                            By:     /s/ Jay M. Shames, M.D.
                                 -------------------------------------------
                                    Jay M. Shames, M.D.
                                    Director

                            Date:        March 30, 1998
                                 -------------------------------------------


                            By:     /s/ F. Jeff White III, M.D.
                                 -------------------------------------------
                                    F. Jeff White III, M.D.
                                    Director

                            Date:        March 30, 1998
                                 -------------------------------------------



                            By:     /s/ R. Bruce Williams, M.D.
                                 -------------------------------------------
                                    R. Bruce Williams, M.D.
                                    Director

                            Date:        March 30, 1998
                                 -------------------------------------------

                               INDEX TO EXHIBITS
                               -----------------

Exhibit 6(j): Letter employment contract dated February 23, 1998 by and between MD HealthShares Corporation and Patrick C. Powers.

Exhibit 6(k): Contract of Lease effective July 1, 1997 by and between PMD Investments and MD HealthShares Corporation.