Form 10KSB/A
period 1997-12-31
MD HEALTHSHARES CORP
filed 1998-04-20
CIK 1038049

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A-1

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

  2,153 shares outstanding of Junior Preferred Voting Stock as of February 28,
                                     1998;

      1 share outstanding of Class B Common Stock as of February 28, 1998;

 1,075,400 shares outstanding of Class A Non-Voting Common Stock as of February
                                   28, 1998.

Transitional Small Business Disclosure Format (Check one): Yes X   No
                                                              ---    ---

                                   PART III.


ITEM 1.   INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION

2(a) Restated Articles of Incorporation of MD HealthShares Corporation dated March 22, 1997 (incorporated by reference to the Company's Form 10-SB Registration Statement)

2(b) Amended and Restated Bylaws of MD HealthShares Corporation dated June 7, 1997 (incorporated by reference to the Company's Form 10-SB Registration Statement)

6(a) Consulting Services Agreement by and among MD HealthShares Corporation, Patient's Choice, Inc. and Thomas P. McCabe dated February 7, 1997 (incorporated by reference to the Company's Form 10-SB Registration Statement)

6(b) Third Party Administration Agreement by and among MD HealthShares Corporation, Patient's Choice, Inc. and Managed Care Consultants, Inc. dated January 1, 1997 (incorporated by reference to the Company's Form 10-SB Registration Statement)

6(c) Consulting Services Agreement by and between MD HealthShares Corporation and Arthur Andersen LLP dated November 22, 1995 (incorporated by reference to the Company's Form 10-SB Registration Statement)

6(d) Supplemental Letter Consulting Agreement between MD HealthShares Corporation and Arthur Andersen dated October 29, 1996 (incorporated by reference to the Company's Form 10-SB Registration Statement)

6(e) Supplemental Letter Consulting Agreement between MD HealthShares Corporation and Arthur Andersen dated February 1, 1997 (incorporated by reference to the Company's Form 10-SB Registration Statement)

6(f) Letter Employment Agreement between MD HealthShares Corporation and Jay Neukomm dated March 22, 1997 (incorporated by reference to the Company's Form 10-SB Registration Statement)

6(g) Letter Employment Agreement between MD HealthShares Corporation and Frank D. Irwin, M.D., dated May 21, 1997 (incorporated by reference to the Company's Form 10-SB Registration Statement)

6(h) Letter employment contract dated August 12, 1997 by and between MD HealthShares Corporation and Michael J. Provenza (incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1997)

6(i) Letter employment contract dated October 23, 1997 by and between MD HealthShares Corporation and John M. Bird (incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1997)

6(j) Letter employment contract dated February 23, 1998 by and between MD HealthShares Corporation and Patrick C. Powers.*

6(k) Contract of Lease effective July 1, 1997 by and between PMD Investments and MD HealthShares Corporation.*

_______________
* Filed previously

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


                                       MD HEALTHSHARES CORPORATION


                            By:     /s/ Patrick C. Powers
                               ---------------------------------------------
                                   Patrick C. Powers
                                   Chief Executive Officer


                            Date:        April 17, 1998
                                 -------------------------------------------