Form 10QSB
period 1998-03-31
MD HEALTHSHARES CORP
filed 1998-08-18
CIK 1038049

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________________ to _______________

     Commission file number:  0-22421


                          MD HealthShares Corporation
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

            Louisiana                                  72-1301480
 ---------------------------------        --------------------------------
 (State or Other Jurisdiction of          (IRS Employer Identification No.)
   Incorporation or Organization)

             12021 Bricksome Avenue, Baton Rouge, Louisiana  70816
        ---------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (504) 293-3272
        ---------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


        ---------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since Last Report)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]  No [X]

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date:

As of March 31, 1998, 1,076,200 shares of the Registrant's Class A Non-Voting Common Stock and 1 share of the Registrant's Class B Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [X]  No [ ]

                                     PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.


CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997 - UNAUDITED
--------------------------------------------------------------------------------------------------------------------------


                                                                                          MARCH 31,        DECEMBER 31,
ASSETS                                                                                      1998               1997
CURRENT ASSETS:
 Cash and cash equivalents                                                               $ 1,024,119       $ 1,408,901
 Investments                                                                               5,098,845         4,840,825
 Interest receivable                                                                          78,864            55,095
 Premiums receivable                                                                           6,091            24,554
 Prepaid expenses                                                                             58,631            95,518
                                                                                          ----------        ----------
        Total current assets                                                               6,266,550         6,424,893

RESTRICTED INVESTMENTS                                                                     1,000,000         1,000,000

EQUIPMENT, net of accumulated depreciation of $38,844 in 1998
 and $30,429, in 1997                                                                         74,495            75,971

OTHER                                                                                         35,070            35,378
                                                                                          ----------        ----------
TOTAL                                                                                    $ 7,376,115       $ 7,536,242
                                                                                          ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                                   $   115,609       $   122,268
 Claims payable and reserves for incurred but unreported claims                              517,882           145,131
 Deferred revenue                                                                             22,782             2,385
                                                                                          ----------        ----------
        Total current liabilities                                                            656,273           269,784
                                                                                          ----------        ----------
CONTINGENCIES (Note 2)                                                                           --                --

STOCKHOLDERS' EQUITY (Note 3):
 Junior preferred voting stock, $1.00 par value, liquidation value $1,000, 7,500 shares authorized, 2,155 shares
  issued and outstanding in 1998; 2,152 in 1997                                                2,155             2,152
 Preferred stock, $1.00 par value, 2,000,000 shares authorized,
  none issued and outstanding in 1998 and 1997                                                    --                --
 Common stock:
  Class A non-voting, $0.10 par value, 8,000,000 shares
   authorized, 1,076,200 shares issued and outstanding
   in 1998; 1,075,000 in 1997                                                                107,620           107,500
  Class B, $0.10 par value, 1 share authorized and
   outstanding in 1998 and 1997                                                                   --                --
 Additional paid-in capital                                                               11,751,400        11,732,023
 Accumulated deficit                                                                      (5,230,647)       (4,590,455)
 Treasury stock, at cost, 1,503 shares in 1998 and 1997                                       (8,000)           (8,000)
 Unrealized gain on available-for-sale securities                                             97,314            23,238
                                                                                          ----------        ----------
        Total stockholders' equity                                                         6,719,842         7,266,458
                                                                                          ----------        ----------
TOTAL                                                                                    $ 7,376,115       $ 7,536,242
                                                                                          ==========        ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997 - UNAUDITED
--------------------------------------------------------------------------------


                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                    -------------------------
                                                       1998            1997

REVENUES:
 Premiums                                            $ 686,175     $    1,310
 Investment income                                      83,274        124,592
                                                     ---------      ---------
        Total revenues                                 769,449        125,902
                                                     ---------      ---------
EXPENSES:
 Medical expenses                                      583,249          1,126
 Selling, general and administrative                   817,977        881,698
 Depreciation                                            8,415          2,330
                                                     ---------      ---------
        Total expenses                               1,409,641        885,154
                                                     ---------      ---------
NET LOSS                                            $ (640,192)    $ (759,252)
                                                     =========      =========

NET LOSS PER COMMON SHARE                           $    (0.60)    $    (0.71)
                                                     =========      =========
AVERAGE OUTSTANDING COMMON SHARES                    1,075,400      1,071,001
                                                     =========      =========


See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997 - UNAUDITED
--------------------------------------------------------------------------------

                                                                           1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $ (640,192)     $ (759,252)
 Adjustments to reconcile net loss to cash flows from
  operating activities:
   Depreciation                                                              8,415           2,330
   Changes in operating assets and liabilities:
    Premiums receivable                                                     18,463          (1,310)
    Interest receivable                                                    (23,769)         (2,014)
    Prepaid expenses                                                        36,887         (50,934)
    Accounts payable and accrued expenses                                   (6,659)         21,584
    Claims payable and reserves for incurred but unreported claims         372,751           1,127
    Deferred revenue                                                        20,397             -
                                                                        ----------      ----------
     Net cash used in operating activities                                (213,707)       (788,469)
                                                                        ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of available-for-sale securities                               (999,069)            -
 Sales and maturities of available-for-sale securities                     815,125             -
 Other                                                                         308         (37,129)
 Purchase of equipment                                                      (6,939)        (15,656)
                                                                        ----------      ----------
     Net cash in investing activities                                     (190,575)        (52,785)
                                                                        ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                     19,500             -
                                                                        ----------      ----------
NET DECREASE IN CASH                                                      (384,782)       (841,254)

CASH AND CASH EQUIVALANTS, Beginning of period                           1,408,901       9,147,525
                                                                        ----------      ----------
CASH AND CASH EQUIVELANTS, End of period                                $1,024,119      $8,306,271
                                                                        ==========      ==========
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
 Unrealized gain on available-for-sale securities                       $   74,076      $     -
                                                                        ==========      ==========

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(g) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

   RESERVES FOR INCURRED BUT UNREPORTED CLAIMS - The Company provides reserves for estimated incurred but unreported physician, hospital, and pharmacy services rendered to enrolled members during the period. These reserves are presently based on the use of estimated medical cost ratios. Changes in these estimates could be significant.

   REVENUE RECOGNITION - Premium revenues are recognized in the period in which the members are entitled to health care services. Premiums collected in advance are deferred, (consistent with industry practice, third-party selling expenses are reported as a reduction of premium revenue.)

   REINSURANCE - The Company is covered under a medical reinsurance agreement that generally provides coverage for 80% of hospital services in excess of $50,000 per member per year, up to a yearly maximum of $1,000,000 per member. There were no reinsurance recoveries in 1998 and 1997.

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

   For a summary of other significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in the Company's annual report on Form 10KSB for the year ended December 31, 1997.

2. RECAPITALIZATION

   On March 22, 1997, the Company's stockholders approved a plan of recapitalization and amendments to the Company's articles of incorporation. In connection therewith, 7,500 shares of Junior Preferred Voting Stock, 2,000,000 shares of Preferred Stock and 8,000,000 shares of Class A Non-Voting Stock were authorized. Additionally, all of the Company's 2,142 outstanding shares of Class A Common Stock were cancelled, and each former share of Class A Common Stock was converted into one share of Junior Preferred Voting Stock and 500 shares of Class A Non-Voting Common Stock.
   The average number of outstanding common shares have been restated to reflect the recapitalization.

3. COMMITMENTS AND CONTINGENCIES

   RESTRICTED INVESTMENTS - In connection with the filing for a COA, and as an ongoing requirement of the State of Louisiana, PCI has deposited with the Commissioner a safe keeping receipt of $1,000,000, consisting of certificates of deposits in ten separate banking corporations doing banking business within the State of Louisiana.

   REGULATORY REQUIREMENTS - The State of Louisiana has implemented financial regulations for HMOs requiring, among other things, minimum net worth requirements. As of December 31, 1997, admitted assets, as defined, less liabilities, must be at least equal to $1,500,000 as reported in the statutory filing of such calendar year. PCI was in compliance with the state statutory net worth requirement at December 31, 1997 and March 31, 1998. The minimum state statutory net worth requirement will increase to $2.0 million on July 1, 1998.

4. STOCKHOLDERS' EQUITY

   During the first quarter, the Company sold three units of capital stock which were comprised of three shares of Junior Preferred Voting Stock and 1,200 shares of Class A Non-Voting Common Stock. The average number of outstanding common shares for the quarter reflects these transactions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   In February 1998, the Board of Directors appointed Patrick C. Powers as the first Chief Executive Officer for the Corporation and its subsidiary licensed health maintenance organization, Patient's Choice, Inc. Mr. Powers has extensive experience in managed care, having previously served as the initial President and CEO of Gulf South Health Plans of Louisiana. Additional professional staff were added in certain key positions, including a new Chief Financial Officer with significant experience in developing startup managed care companies.

   Network development is the ongoing priority of the Company. Additional hospitals, physicians and physician groups, and ancillary service providers have been contracted as providers to better serve the clients of Patient's Choice and to create a marketable network of providers. The Medical Affairs Department established a Medical Executive Committee with statewide physician representation to assist physicians in providing high quality, cost-effective care. Specialty advisory workgroups have been established for the major medical specialties to allow physicians input into the development of practice guidelines.

   A sales and marketing staff is now in force with the objectives of working with selected brokers and conducting direct sales. As the Company's infrastructure, network, and medical management efforts are further developed, the sales team will focus increasingly on enrolling larger employer groups. As of August 1, 1998, the Company's subsidiary, Patient's Choice, had contracted with 132 clients to provide health care coverage for 1,346 subscribers and 2,576 covered lives in its HMO and point of service plans.

   The Company incurred during the first quarter of 1998 and has incurred since the inception of operations in the first quarter of 1997 substantial losses from operations due to the lack of premium income resulting from delays in marketing its managed care health plans. Such delays have been caused by difficulties the Company has encountered in securing provider contracts with hospitals and other ancillary medical providers in certain marketing areas of Louisiana, difficulties in hiring and retaining experienced full-time executive officers and the Company's late entry into the market for calendar year 1997 contracts. The Company anticipates that such losses will continue and accelerate as the number of enrollees in the Company's HMO subsidiary increases due to current marketing efforts until and unless the Company attains a sufficient number of enrollees that premium income will exceed operating expenses and claims payments. However, there can be no assurance that the Company has sufficient capital to fund such anticipated losses or that it will ever achieve sufficient numbers of enrollees to support profitable operations. The Company does not anticipate that it will require additional capital during the next twelve months.

   Certain statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-QSB are forward-looking statements as defined in Section 21(E) of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally accompanied by such terms and phrases as , "anticipates", "estimates", "expects", "believes", "should", "projects", "scheduled", or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All forward-looking statements in this Form 10-QSB are expressly qualified in their entirety by the cautionary statements in the paragraph.

   The Company has reviewed its year 2000 compliance status and has determined that all systems are sufficient except for one software package that will be replaced effective January 1, 1999. The cost of this replacement will be minimal.

                                    PART II
                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

   During the first quarter of 1998 the Company sold three Units of its capital stock, each Unit consisting of one share of Junior Preferred Voting Stock and 500 shares of Class A Non-Voting Common Stock, at a price of $6,500 per Unit, for total sales proceeds of $19,500. No underwriting discounts or commissions were paid in connection with the sales. The offer and sale of the Units were exempt from registration under the Securities Act of 1933, as amended ("Act"), by virtue of Section 3(11) of the Act and Rule 147 of the Commission promulgated thereunder. All offers and sales were made while the Units were subject to an effective registration statement filed with the Louisiana Commissioner of Securities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.  The Company files the following exhibits:

   6(l) Letter employment contract dated March 13, 1998 by and between MD HealthShares Corporation and Adam Short.

   (b) Reports of Form 8-K. No reports on Form 8-K were filed during the three months ended March 31, 1998.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MD HEALTHSHARES CORPORATION

Date:  August 17, 1998        /s/ Patrick C. Powers
                                 -----------------------------
                                 Patrick C. Powers
                                 Chief Executive Officer

Date:  August 17, 1998        /s/  Adam Short
                                 -----------------------------
                                 Adam Short
                                 Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit 6(l) Letter employment contract dated March 13, 1998 by and between MD HealthShares Corporation and Adam Short.