Form 10QSB
period 1998-06-30
MD HEALTHSHARES CORP
filed 1998-09-03
CIK 1038049

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934.

     For the quarterly period ended June 30, 1998.

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

     For the transition period from ------------ to ------------

     Commission file number:  0-22421


                          MD HealthShares Corporation
      -------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                      Louisiana                  72-1301480
             -------------------------------   -------------------
             (State or Other Jurisdiction of   (IRS Employer
             Incorporation or Organization     Identification No.)

             12021 Bricksome Avenue, Baton Rouge, Louisiana  70816
             -----------------------------------------------------
                   (Address of Principal Executive Offices)

                                (225) 293-3272
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if changed since Last Report)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]  No [X]

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date:

As of June 30, 1998, 1,076,200 shares of the Registrant's Class A Non-Voting Common Stock and 1 share of the Registrant's Class B Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [X]  No [_]

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997 - UNAUDITED
--------------------------------------------------------------------------------

                                                      JUNE 30,      DECEMBER 31,
                                                        1998           1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 1,072,823    $ 1,408,901
  Investments                                          4,259,440      4,840,825
  Interest receivable                                     56,593         55,095
  Premiums receivable                                     91,228         24,554
  Prepaid expenses                                       180,813         95,518
                                                     -----------    -----------
     Total current assets                              5,660,897      6,424,893

RESTRICTED INVESTMENTS                                 1,000,000      1,000,000

EQUIPMENT, net of accumulated depreciation of
  $23,128 in 1998 and $30,429, in 1997                    90,876         75,971

OTHER                                                     35,070         35,378
                                                     -----------    -----------
TOTAL                                                $ 6,786,843    $ 7,536,242
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $   159,609    $   122,268
  Claims payable and reserves for incurred
   but unreported claims                                 774,746        145,131
  Deferred revenue                                           -            2,385
                                                     -----------    -----------
     Total current liabilities                           934,355        269,784
                                                     -----------    -----------

CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY (Note 3):
  Junior preferred voting stock, $1.00 par value,
   liquidation value $1,000, 7,500 shares
   authorized, 2,154 shares issued and
   outstanding in 1998; 2,152 in 1997                      2,154          2,152
  Preferred stock, $1.00 par value, 2,000,000
   shares authorized, none issued and outstanding            -              -
   in 1998; and 1997
  Common stock:
   Class A non-voting, $0.10 par value, 8,000,000
    shares authorized, 1,076,200 shares issued and
    outstanding in 1998; 1,075,000 in 1997               107,620        107,500
   Class B, $0.10 par value, 1 share authorized
    and outstanding in 1998 and 1997                         -              -
  Additional paid-in capital                          11,757,900     11,732,023
  Accumulated deficit                                 (6,060,422)    (4,590,455)
  Treasury stock, at cost, 1,503 shares in 1998
    and 1997                                              (8,000)        (8,000)
  Unrealized gain on available-for-sale securities        53,236         23,238
                                                     -----------    -----------
     Total stockholders' equity                        5,852,488      7,266,458
                                                     -----------    -----------
TOTAL                                                $ 6,786,843    $ 7,536,242
                                                     ===========    ===========

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997 - UNAUDITED
--------------------------------------------------------------------------------

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                          ------------------------    ------------------------
                                              1998          1997          1998         1997
REVENUES:
  Premiums                                $   888,621  $    35,771    $ 1,574,796  $    37,081
  Investment income                           100,712      128,644        193,986      253,236
                                          -----------  -----------    -----------  -----------
     Total revenues                           999,333      164,415      1,768,782      290,317
                                          -----------  -----------    -----------  -----------
EXPENSES:
  Medical expenses                            751,255       30,765      1,334,502       31,891
  Selling, general and administrative       1,063,139      802,811      1,881,120    1,684,509
  Depreciation                                 14,714        4,224         23,128        6,554
                                          -----------  -----------    -----------  -----------
     Total expenses                         1,829,108      837,800      3,238,750    1,722,954
                                          -----------  -----------    -----------  -----------
NET LOSS                                  $  (829,775) $  (673,385)   $(1,469,968) $(1,432,637)
                                          ===========  ===========    ===========  ===========
NET LOSS PER COMMON
  SHARE                                   $     (0.77) $     (0.63)   $     (1.37) $     (1.34)
                                          ===========  ===========    ===========  ===========
AVERAGE OUTSTANDING
  COMMON SHARES                             1,076,200    1,071,001      1,076,200    1,071,001
                                          ===========  ===========    ===========  ===========

See notes to consolidated financial statements.

1998   1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (1,469,968)    $ (1,432,637)
  Adjustments to reconcile net loss to cash flows from
   operating activities:
    Depreciation                                                                 23,128            6,554
    Changes in operating assets and liabilities:
     Premiums receivable                                                        (66,674)          (2,163)
     Interest receivable                                                         (1,498)         (18,364)
     Prepaid expenses                                                           (85,295)         (63,093)
     Accounts payable and accrued expenses                                       37,341         (166,166)
     Claims payable and reserves for incurred but unreported claims             629,615           21,854
     Deferred revenue                                                            (2,385)          12,612
                                                                           ------------     ------------
       Net cash used in operating activities                                   (935,736)      (1,641,403)
                                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                                        -         (2,150,000)
  Sales and maturities of available-for-sale securities                         581,385        1,071,777
  Other                                                                             -            (58,036)
  Purchases of equipment                                                         (7,604)         (40,576)
                                                                           ------------     ------------
       Net cash used in investing activities                                    573,781       (1,176,835)
                                                                           ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                         25,877              -
                                                                           ------------     ------------
NET DECREASE IN CASH                                                          (336,078)      (2,818,238)

CASH AND CASH EQUIVALENTS, Beginning of period                                1,408,901        9,147,525
                                                                           ------------     ------------
CASH AND CASH EQUIVALENTS, End of period                                   $  1,072,823     $  6,329,287
                                                                           ============     ============
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Unrealized gain on available-for-sale securities                         $     29,997     $        -
                                                                           ============     ============

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
-------------------------------------------------------------------------------
1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(g) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

     REGULATORY REQUIREMENTS The State of Louisiana has implemented financial regulations for HMOs requiring, among other things, minimum net worth requirements. As of December 31, 1997, admitted assets, as defined, less liabilities, must be at least equal to $1,500,000 as reported in the statutory filing of such calendar year. PCI was in compliance with the state statutory net worth requirement at December 31, 1997 and June 30, 1998. The minimum state statutory net worth requirement will increase to $2.0 million on July 1, 1998.

4.   STOCKHOLDERS' EQUITY

     During the first quarter, the Company sold three units of capital stock which were comprised of three shares of Junior Preferred Voting Stock and 1,200 shares of Class A Non-Voting Common Stock. The average number of outstanding common shares for the quarter reflects these transactions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company continued its focus on developing the infrastructure of its managed care subsidiary company, Patient's Choice. Additional professional staff with experience in managed care was retained. Network development remained an ongoing activity as selected hospitals, physician groups, and ancillary service providers were targeted for contracting in an effort to create highly marketable networks. The Medical Affairs Department continued its development and refinement of medical guidelines, employing specialty advisory work groups to review and refine currently available medical guidelines. The Company initiated a search for appropriate claims processing and data collection systems with the intent of bringing this function in-house by the end of the year.

     The sales and marketing staff continued to focus its energies on larger employed groups. The Company has answered numerous RFPs from public agencies and private employers. Most of these proposals are for managed care services beginning in January 1998, and prospects for obtaining some of these contracts appear to be encouraging. As of September 1, 1998, Patient's Choice has contracted with 130 groups to provide health care coverage for 1,360 subscribers, and 2,597 covered lives in its HMO and Point of Service plans.

     The Company incurred during the second quarter of 1998 and has incurred since the inception of operations in the first quarter of 1997 substantial losses from operations due to the lack of premium income resulting from delays in marketing its managed care plans. The Company anticipates that such losses will continue until the number of enrollees in the Company's health plans increases and premium income exceeds administrative expenses and claims payments. While there is no assurance that the Company has sufficient capital to fund these losses or that it will achieve enough enrollees to support profitable operations, the Company does not anticipate the need to raise additional capital during the next twelve months.

     Certain statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-QSB are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally accompanied by such terms and phrases as "anticipates", "estimates", "expects", "believes", "should", "projects", "scheduled", or similar statements. The Company believes that the expectations reflected in such forward-looking statements are reasonable, however it can give no assurance that such expectations will prove correct. All forward-looking statements in this Form 10-QSB are expressly qualified in their entry by the cautionary statements in the paragraph.

     The Company has reviewed its year 2000 compliance status and has determined that all systems are sufficient except for one software package that will be replaced effective January 1, 1999. The cost of this replacement will be minimal.

                                    PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Reports of Form 8-K. No reports on Form 8-K were filed during the three
         -------------------
         months ended June 30, 1998.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          MD HEALTHSHARES CORPORATION

Date:  September 3, 1998      /s/  Patrick C. Powers
                                   --------------------------------
                                            Patrick C. Powers
                                            Chief Executive Officer

Date:  September 3, 1998      /s/  Adam Short
                                   --------------------------------
                                            Adam Short
                                            Chief Financial Officer