Form 10QSB/A
period 1998-03-31
MD HEALTHSHARES CORP
filed 1998-11-19
CIK 1038049

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A


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

   6(l) Letter employment contract dated March 13, 1998 by and between MD HealthShares Corporation and Adam Short (previously filed).

   27 Financial Data Schedule.

   (b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended March 31, 1998.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MD HEALTHSHARES CORPORATION

Date:  November 19, 1998         /s/ Patrick C. Powers
                                 -----------------------------
                                 Patrick C. Powers
                                 Chief Executive Officer

Date:  November 19, 1998         /s/  Adam Short
                                 -----------------------------
                                 Adam Short
                                 Chief Financial Officer