Form 10QSB/A
period 1998-06-30
MD HEALTHSHARES CORP
filed 1998-11-19
CIK 1038049

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

     27 Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended June 30, 1998.


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


                          MD HEALTHSHARES CORPORATION

Date:  November 19, 1998          /s/ Patrick C. Powers
                                  --------------------------------
                                  Patrick C. Powers
                                  Chief Executive Officer

Date:  November 19, 1998          /s/ Adam Short
                                  --------------------------------
                                  Adam Short
                                  Chief Financial Officer