Form 10QSB
period 1998-09-30
MD HEALTHSHARES CORP
filed 1998-11-20
CIK 1038049

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1998.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _____________ to _____________

     Commission file number:  0-22421


                          MD HealthShares Corporation
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                Louisiana                                72-1301480
     -------------------------------          ---------------------------------
     (State or Other Jurisdiction of          (IRS Employer Identification No.)
     Incorporation or Organization

             12021 Bricksome Avenue, Baton Rouge, Louisiana  70816
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

As of September 30, 1998, 1,076,600 shares of the Registrant's Class A Non-Voting Common Stock and 1 share of the Registrant's Class B Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [X]  No [_]

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

MD HEALTHSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 - UNAUDITED
------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,       December 31,
ASSETS                                                                                     1998                1997
CURRENT ASSETS:
  Cash and cash equivalents                                                             $   594,406         $ 1,408,901
  Investments                                                                             3,310,353           4,840,825
  Interest receivable                                                                        73,834              55,095
  Premiums receivable                                                                        47,165              24,554
  Prepaid expenses                                                                          160,470              95,518
                                                                                        -----------         -----------
           Total current assets                                                           4,186,228           6,424,893

RESTRICTED INVESTMENTS (Note 2)                                                           1,000,000           1,000,000

EQUIPMENT, net of accumulated depreciation of $68,969 in 1998
  and $30,429, in 1997                                                                       90,240              75,971

OTHER                                                                                        35,070              35,378
                                                                                        -----------         -----------
TOTAL                                                                                   $ 5,311,538         $ 7,536,242
                                                                                        ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                 $   213,840         $   122,268
  Claims payable and reserves for incurred but unreported claims                            603,157             145,131
  Deferred revenue                                                                           25,755               2,385
                                                                                        -----------         -----------
           Total current liabilities                                                        842,752             269,784
                                                                                        -----------         -----------
CONTINGENCIES (Note 2)                                                                            -                   -

STOCKHOLDERS' EQUITY (Note 3):
  Junior  preferred  voting stock,  $1.00 par value,  liquidation  value $1,000,
    7,500 shares authorized, 2,156 shares issued and outstanding in 1998;
    2,152 in 1997                                                                             2,156               2,152
  Preferred stock, $1.00 par value, 2,000,000 shares authorized,
    none issued and outstanding in 1998 and 1997                                                  -                   -
  Common stock:
    Class A non-voting, $0.10 par value, 8,000,000 shares authorized,  1,076,600
      shares issued and outstanding in 1998; 1,075,000 in 1997                              107,660             107,500
    Class B, $0.10 par value, 1 share authorized and outstanding in 1998 and 1997                 -                   -
  Additional paid-in capital                                                             11,757,859          11,732,023
  Accumulated deficit                                                                    (7,253,062)         (4,590,455)
  Treasury stock, at cost, 509 shares in 1998 and 503 shares in 1997                        (14,000)             (8,000)
  Unrealized (loss)/gain on available-for-sale securities                                  (131,827)             23,238
                                                                                        -----------         -----------
           Total stockholders' equity                                                     4,468,786           7,266,458
                                                                                        -----------         -----------
TOTAL                                                                                   $ 5,311,538         $ 7,536,242
                                                                                        ===========         ===========

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 - UNAUDITED

--------------------------------------------------------------------------------------------------------------------------


                                                     Three Months Ended                          Nine Months Ended
                                                        September 30,                              September 30,
                                              -------------------------------            ---------------------------------
                                                  1998                1997                   1998                 1997
REVENUES:
  Premiums                                    $  1,010,277         $   81,900            $  2,585,073         $    118,981
  Investment income                                 21,331             73,082                 215,317              326,318
                                              ------------         ----------            ------------         ------------
           Total revenues                        1,031,608            154,982               2,800,390              445,299
                                              ------------         ----------            ------------         ------------
EXPENSES:
  Medical expenses                               1,112,812             82,310               2,447,314              114,201
  Selling, general and administrative            1,096,025            620,388               2,977,145            2,304,897
  Depreciation                                      15,410              4,433                  38,538               10,987
                                              ------------         ----------            ------------         ------------
           Total expenses                        2,224,247            707,131               5,462,997            2,430,085
                                              ------------         ----------            ------------         ------------
NET LOSS                                      $ (1,192,639)        $ (552,149)           $ (2,662,607)        $ (1,984,786)
                                              ============         ==========            ============         ============
NET LOSS PER COMMON
  SHARE - BASIC                               $      (1.11)        $    (0.51)           $      (2.47)        $      (1.85)
                                              ============         ==========            ============         ============
AVERAGE OUTSTANDING
  COMMON SHARES                                  1,076,600          1,072,814               1,076,378            1,071,612
                                              ============         ==========            ============         ============

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 - UNAUDITED

------------------------------------------------------------------------------------------------------------------------
                                                                                           1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $ (2,662,608)       $ (1,984,786)
  Adjustments to reconcile net loss to cash flows from
    operating activities:
      Depreciation                                                                           38,538              10,987
      Changes in operating assets and liabilities:
        Premiums receivable                                                                 (22,611)             (2,163)
        Interest receivable                                                                 (18,739)             (5,458)
        Prepaid expenses                                                                    (64,952)            (35,145)
        Accounts payable and accrued expenses                                                90,572            (309,131)
        Claims payable and reserves for incurred but unreported claims                      458,026              67,911
        Deferred revenue                                                                     24,370               2,358
        Other                                                                                   308             (54,386)
                                                                                       ------------        ------------
          Net cash used in operating activities                                          (2,157,096)         (2,309,813)
                                                                                       ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                                                      -          (2,150,000)
  Sales and maturities of available-for-sale securities                                   1,375,410           1,071,777
  Purchases of equipment                                                                    (52,809)            (75,323)
                                                                                       ------------        ------------
          Net cash provided by (used in) investing activities                             1,322,601          (1,153,546)
                                                                                       ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                     26,000              52,000
  Treasury stock redeemed                                                                    (6,000)             (6,000)
                                                                                       ------------        ------------
          Net cash provided by financing activities                                          20,000              46,000
                                                                                       ------------        ------------
NET DECREASE IN CASH                                                                       (814,495)         (3,417,359)

CASH AND CASH EQUIVALENTS, Beginning of period                                            1,408,901           9,147,525
                                                                                       ------------        ------------
CASH AND CASH EQUIVALENTS, End of period                                               $    594,406        $  5,730,166
                                                                                       ============        ============
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Unrealized loss on available-for-sale securities                                     $   (155,064)       $          -
                                                                                       ============        ============

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(g) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     RESERVES FOR INCURRED BUT UNREPORTED CLAIMS - The Company's wholly-owned subsidiary, Patient's Choice, Inc.(PCI), provides reserves for estimated incurred but unreported physician, hospital, and pharmacy services rendered to enrolled members during the period. These reserves are presently based on estimates. Changes in these estimates could be significant. A lag analysis was prepared using PCI's limited claims history. This lag analysis resulted in an increase to medical expenses and reserves for incurred but unreported claims of approximately $250,000 in the third quarter of 1998.

     REVENUE RECOGNITION - Premium revenues are recognized in the period in which the members are entitled to health care services. Premiums collected in advance are deferred, (consistent with industry practice, third-party selling expenses are reported as a reduction of premium revenue.)

     REINSURANCE - PCI is covered under a medical reinsurance agreement that generally provides coverage for 80% of hospital services in excess of $50,000 per member per year, up to a yearly maximum of $1,000,000 per member. There were no reinsurance recoveries in 1998 and 1997.

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

     REGULATORY REQUIREMENTS - The State of Louisiana has implemented financial regulations for HMOs requiring, among other things, minimum net worth requirements. For each HMO which, by July 1, 1995 had not filed its application for a certificate of authority with the commissioner as required by law, the minimum net worth requirement is two million dollars. PCI has been in compliance with these statutory requirements since its inception.

3.   STOCKHOLDERS' EQUITY

     During the first three quarters, the Company sold four units of capital stock which were comprised of four shares of Junior Preferred Voting Stock and 1,600 shares of Class A Non-Voting Common Stock. Additionally, during the period, the Company redeemed six shares of Junior Preferred Voting Stock from physician shareholders who have moved out of state. The average number of outstanding common shares for the quarter reflects these transactions.

ITEM 2. PLAN OF OPERATION

     As of November 1, 1998, PCI had 26 employees and had contracted with 151 groups to provide health care coverage for 1,628 subscribers and 3,170 covered lives in its HMO and Point of Service plans. The Company's managed care subsidiary, Patient's Choice, Inc. has been selected by the East Baton Rouge Parish School System, which has approximately 18,000 employees, as one of three HMOs to be offered to employees effective January 1, 1999. During the next twelve months the Company will continue to expand its network of hospitals, physician groups, and ancillary service providers, and to market its health plans to both small and large groups.

     The Company incurred during the third quarter of 1998, and has incurred since the inception of operations in the first quarter of 1997, substantial losses from operations due to the lack of premium income resulting from delays in marketing its managed care products. Based on current operations, the Company could fall out of compliance with the minimum capitalization requirements of the Louisiana Department of Insurance during the second quarter of 1999, and would be required prior to such time to raise additional capital as a condition to remain in compliance. However, Patient's Choice has recently introduced several new products to the marketplace, and has been named as an approved HMO for several large group accounts which are currently undergoing enrollment. Revenue from these enrollment activities may reduce the Company's current operating losses sufficiently to permit it to remain in regulatory compliance through the second quarter of 1999. The Company is exploring on a preliminary basis several alternatives to substantially increase premium income or capitalization, including the acquisition of existing books of business and/or the sale of additional capital stock. However, there can be no assurance that the Company will achieve income in the near term from new enrollees from group or individual products, or from the acquisition of existing books of business, sufficient to remain in regulatory compliance during the next six months, or that, if necessary, the Company will succeed in increasing its capitalization through the sale of additional capital stock.

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

                                    PART II
                               OTHER INFORMATION

ITEM 3.   EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  Exhibit 27:  Financial Data Schedule

     (b) Reports of Form 8-K. No reports on Form 8-K were filed during the three months ended September 30, 1998.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MD HEALTHSHARES CORPORATION

Date:  November 19, 1998              /s/  Patrick C. Powers
                                        --------------------------
                                           Patrick C. Powers
                                           Chief Executive Officer

Date:  November 19, 1998              /s/  Adam A. Short
                                        --------------------------
                                           Adam Short
                                           Chief Financial Officer