Form 10KSB
period 1998-12-31
MD HEALTHSHARES CORP
filed 1999-04-01
CIK 1038049

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _________________ to _______________

     Commission file number:  0-22421
                              -------

                          MD HealthShares Corporation
      -------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

         Louisiana                                     72-1301480
     -----------------                              ---------------
(State or Other Jurisdiction of           (IRS Employer Identification No.)
 Incorporation or Organization


              3029 South Sherwood Forest Blvd., Baton Rouge, LA      70816
              -------------------------------------------------    -------
                  (Address of Principal Executive Offices)        (Zip Code)

                                (225) 293-3272
                                --------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class      Name of each exchange on which registered
-------------------      -----------------------------------------

-------------------      -----------------------------------------
-------------------      -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Junior Preferred Voting Stock, $1.00 Par Value, $1,000 Liquidation Preference
------------------------------------------------------------------------------
                          (Title of class)

Class A Non-Voting Common Stock, $0.10 Par Value
------------------------------------------------------------------------------
                          (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [  ]

State issuer's revenues for its most recent fiscal year. $4,104,139

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

                      Not applicable. See Part II, Item 1.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,156 shares outstanding of Junior Preferred Voting Stock as of February 28, 1999; 1 share outstanding of Class B Common Stock as of February 28, 1999; 1,076,600 shares outstanding of Class A Non-Voting Common Stock as of February 28, 1999.

Transitional Small Business Disclosure Format (Check one):   Yes X     No
                                                                ----      ----

                                     PART I
                                 ALTERNATIVE 2

ITEM 6.  DESCRIPTION OF BUSINESS.

          We are a physician-owned managed health care holding company. We develop, market and operate an array of managed health care plans sold to employers and individuals in Louisiana. The Company was incorporated in Louisiana on July 18, 1995.

The Managed Care Industry
-------------------------

          The health care industry in the United States is undergoing a period of rapid and unpredictable change. Due to a number of demographic, technological, fiscal and other factors, health care costs in the United States have been increasing at a rate exceeding the rate of inflation for a number of years. These cost increases have lead to significant governmental, private industry and consumer pressure for managed health care plans that achieve lower costs and reduced premiums as compared to traditional self-funded and indemnity health insurance plans.

          Managed health care attempts to use market forces and active management of the utilization of medical services to control costs. There are a number of types of managed care plans in the United States, each of which has a wide variety of possible organizational and operational structures. Some of the primary types of managed care plans are outlined below.

          Health Maintenance Organizations.  Health Maintenance Organizations
(HMOs) are prepaid health plans that undertake to provide comprehensive medical services to enrollees through networks of physicians and ancillary medical service providers such as hospitals, ambulatory surgery facilities, laboratories and radiology centers. Because medical services are provided on a prepaid premium basis, the financial risk of medical costs is assumed by the HMO. In most HMOs, network physicians assume a portion of the HMO's financial risk in providing health care services to enrollees.

          Preferred Provider Organizations.  Preferred Provider Organizations
(PPOs) are networks of health care providers that agree to render medical services on a discounted fee for service basis. PPOs may simply pass-through payments for services from payors to providers, or they may assume financial risk for the provision of medical services.

          Point-of-Service Plans. Point-of-service plans are indemnity-like supplements to managed health care plans that allow enrollees to determine, at the point at which it is necessary to seek medical services, whether to utilize a managed care network provider or an out-of-network provider. Enrollees typically incur substantial out-of-pocket expense in exercising the out-of-network option. Point of service options are often bundled with PPO plans.

Health Care Reform
------------------

          There have been various proposals at the federal level to provide universal medical coverage and to impose federal controls on the financing of the private medical services marketplace. The enactment of any such federal initiatives could have a significant and unpredictable impact on our operations and prospects. There have been a number of proposals in Louisiana to enroll all or a part of the state's Medicaid-eligible population into one or more HMOs. It is not possible to predict what, if any, effect the adoption of any such proposal would have on our operations or prospects.

Regulation
----------

          State Regulation. HMOs are regulated and supervised by the Louisiana Department of Insurance. Our operating subsidiary, Patient's Choice, Inc., which holds a HMO license, and is required by Louisiana law to maintain a $1,000,000 letter of credit or a deposit in Louisiana financial institutions as security against insolvency. In addition, Patient's Choice is required to maintain statutory capital and surplus of at least $2 million, and is required to file periodic statutory and audited financial reports with the Louisiana Department of Insurance. As a HMO holding company, the Company is required to register with the Louisiana Department of Insurance and to file annual holding company reports.

          Louisiana law requires HMOs to provide coverage (subject to lifetime maximum benefits) for "basic health care services" in their enrollee contracts. Basic health care services include emergency care, inpatient hospital and physician care, outpatient medical services, routine gynecological care (including care relating to pregnancy) and radiology services. Coverage for alcohol or drug abuse health services must be offered as an option to a HMO contract. Chiropractic services are included as basic health care services to the extent they arise out of a referral by a physician for orthopedic or neurological conditions. HMO benefit packages may include, in addition to required basic health care services, other health care services, including oral surgery and podiatric and psychological care.

          In general, rate structures of HMOs are not regulated in Louisiana. However, HMOs, such as the Company's HMO, that provide coverage to certain "small employers" (3 to 35 employees) must use a modified community rate structure.

          PPOs and other non-HMO managed health care plans are not currently subject to regulation by the State of Louisiana.

          Federal Regulation. Our managed health care plans are subject to the "guaranteed issue" provisions of the Health Insurance Portability and Accountability Act of 1996, which requires insurance and managed care companies, such as the Company, which service the small business market (2 to 50 employees) to accept all small businesses which apply for coverage, and which mandates renewability and portability of health care coverage. Both the federal Anti-Kickback Statute, a criminal law, and the federal Stark II Amendments, a civil statute, provide penalties for, respectively, the payment of remuneration for the purpose of inducing patient or medical services referrals, and the self-referral of certain medical services to an entity in which a physician (or an immediate family member) has a financial interest. Presently, both these statutes are applicable only to the Medicaid and Medicare programs. We do not intend at this time to secure Medicare or Medicaid risk contracts.

          Antitrust Regulation. Our managed health care plans will be subject to federal and state antitrust laws and regulations. The interaction between such laws and regulations and the numerous legal and economic arrangements that exist and are being formed in the rapidly changing health care marketplace is uncertain. There is a risk that because of such laws and regulations the Company will not be able to adopt organizational or operational arrangements that would be optimal for the business of our managed health care plans, or that we may have to change such optimal arrangements at some later date to satisfy federal or state antitrust laws and regulations.

Competition
-----------

          The managed care business is highly competitive in Louisiana. As of December, 1998, there were 20 licensed HMOs in Louisiana. It is estimated that 17 of these licensed HMOs are currently in operation. Market penetration of managed health care plans is low in Louisiana as compared to the national population, but it has been increasing.

          Many of the managed health care plans that we are in competition with, such as Aetna US Healthcare Health Plans of Louisiana, Inc., CIGNA Health Care of Louisiana, Inc., United Healthcare of Louisiana, Inc. and Ochsner Health Plans, are owned by large companies whose financial resources far exceed those that are available to the Company.

Goals and Strategy of the Company
---------------------------------

          Our goals are to:

     . develop the most accessible managed health care network of physicians in the State of Louisiana

     . market a wide array of competitively-priced managed health care plans throughout Louisiana

     . achieve cost-effective, profitable operations while focusing on the preeminence of the physician-patient relationship and the delivery of high quality services to enrollees and providers.

     Our strategy for building our physician network began with our organization as a 100% physician-owned and controlled company. Physicians who have a financial investment in our company have an incentive to become providers for our network. All of our shareholders are entitled to become network providers, provided that they meet our credentialing requirements. In addition, we contract with non-shareholder physician providers when necessary or appropriate for the organization of our physician networks. As of March 1, 1999, we had 2,325 physician providers in our statewide network, of whom 1,950 are shareholders of the Company.

     Our strategy is to offer a wide variety of managed health care plans to employers and individuals in Louisiana, including HMOs, PPOs, point-of-service and self-funded plans, in various configurations of price, benefits, deductibles and copayments. As of March 1, 1999, we had 9,516 enrollees in our HMO and point-of-service managed health care plans. We plan to market our managed health care plans throughout the State of Louisiana. Currently, we have divided the state into six marketing areas, New Orleans, Baton Rouge, Lafayette/Lake Charles, Alexandria, Monroe and Shreveport. We believe that these marketing areas give us administrative, pricing and marketing flexibility as our provider network and enrollee base expands.

     We cannot actively market our full range of managed health care plans in any area until we have built a sufficient area network of physicians and hospitals and other ancillary medical services providers. Presently, we have strong network resources in Baton Rouge, New Orleans, Alexandria and Shreveport, and are actively marketing our managed health care plan products in these areas. We anticipate that our network development in the Monroe and Lafayette/Lake Charles marketing areas will be completed by the end of 1999.

     Our network physicians are required to observe our medical utilization and quality assurance guidelines, which are designed to assure cost-effective delivery of quality medical services. These guidelines are based on nationally accepted standards of care which have been extensively reviewed by our Specialty Advisory Work Groups, which are composed of shareholder-physicians who are board certified in their respective medical disciplines. Their recommendations are reviewed and approved by the Board of Directors of the Company. All medical management processes are overseen by shareholder-physicians on our Medical Executive Committee, which includes representatives from multiple medical disciplines and all regions of Louisiana. All physician providers are required to meet our credentialing requirements, which are modeled on those developed by the National Counsel on Quality Assurance. Physician provider contracts with the Company are subject to termination if providers fail to observe our quality assurance and utilization management standards.

     Currently, our network physician providers are compensated under fee for service reimbursement schedules. We may in the future employ other compensation structures, including capitation (prepayment for services rendered to distinct enrollee populations). It is likely that we will align our utilization management goals with provisions for risk-sharing incentives and disincentives applicable to our physician providers, such as fee withholds, bonus pools and changes in fee reimbursement schedules. We have under consideration proposals that the Company's compensation and risk-sharing arrangements should be less favorable to physician providers who are not shareholders of the Company by the end of the year 2000.

     We have adopted a direct access system for our HMO plans, which allows direct utilization of network specialists by enrollees without prior referral by "gatekeeper" physicians, which has been a traditional requirement of HMO-type plans. We believe that our direct access plans will give us a competitive advantage with employers who place significant value on employee freedom of choice.

Marketing
---------

     We market our managed health care plans directly, through our in-house sales staff, and through independent insurance agents. Marketing is directed by our Vice President of Marketing and Network Development. Senior management of the Company are directly involved in large group sales.

Customers
---------

     We market our managed health care plans to employer groups and to individuals. Currently, two groups represent approximately 27% of our monthly premiums. Loss of the business of any of these or other employer groups could have a material adverse effect on the Company.

Potential Claims Liabilities and Insurance
------------------------------------------

     We maintain policies of reinsurance against extraordinary medical claims that are consistent with industry standards. Although we believe our insurance protection is adequate, there can be no assurance that we will be able to maintain adequate reinsurance at rates that are commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that might arise.

Information and Claims Systems
------------------------------

     In January, 1999, we terminated our relationship with our third-party administrator and installed our own management information and claims processing systems. We believe that this change will enable us to underwrite and price our managed health care plans more effectively, and give us greater control over medical costs and our claims and reimbursement response times. We currently outsource our local area network maintenance and our software programming requirements.

Litigation
----------

     We are not a party to any material litigation.

Employees
---------

     As of March 26, 1999, we had 44 full time employees and 2 part-time employees.

Plan of Operation
-----------------

     Although the Company was incorporated in 1995, we did not commence operations until February, 1997, the month after Patient's Choice was granted a certificate of authority by the Louisiana Department of Insurance to operate a HMO.

     We had a loss from operations of $2,851,784 in 1997, as our premium revenues of $313,519 were insufficient to pay our medical costs of $331,905 and our operating expenses of $3,281,990. Although our premium receipts increased significantly in 1998 to $3,805,223, they were offset by our medical costs of $3,927,899, and we incurred an operating loss of $4,228,650. We realized investment income of $448,592 and $298,916 in 1997 and 1998 from the investment of our liquid assets, which reduced our operating losses.

     A risk-bearing managed health care organization, such as the Company, typically realizes an operating profit when premium receipts exceed the sum of operating expenses and medical costs. Because we only began operations two years ago, our premium receipts in 1997 and 1998 were substantially less than our operating expenses and medical costs. Our operating losses were higher than might have been expected during this period, however, due to our inability to hire an experienced management team until our Chief Executive Officer and our Chief Financial Officer took their positions in February and April, 1998. This delay in assembling experienced management resulted in delays in forming our provider networks and in marketing our managed health care plans. Also during the period when we did not have an experienced executive team, the underwriting standards and premium pricing models then employed by the Company resulted in the acceptance of some business with high medical-loss ratios.

     Between April 1, 1998, and March 1, 1999, after the installation of the current management team, the number of enrollees in our risk-bearing managed health care plans increased from 1,338 to 9,516. The Company's management team has developed new underwriting standards and premium pricing models, and the Company is reviewing the pricing of its renewal business. In December, 1998, in conjunction with the termination by Advantage Health Plan, Inc. (AHP) of its managed health care plans, Patient's Choice and AHP entered into an agreement whereby Patient's Choice agreed to provide conversion coverage to certain AHP enrollees on a guaranteed-issue basis, at the applicable premium rates of Patient's Choice, and $1,750,000 was paid to Patient's Choice on behalf of AHP. This amount was credited to the statutory surplus of Patient's Choice at December 31, 1998. For a discussion of the accounting treatment of the AHP payment under generally accepted accounting principles, see the disclosure in footnote 6 to the audited consolidated financial statements of the Company included in this report. As of February 1, 1999, approximately 3,200 former AHP policy holders had become enrollees of the Company's managed care health plans.

     Patient's Choice is required by the Louisiana Department of Insurance to maintain regulatory capital of $3,000,000. A significant portion of the capital of Patient's Choice is not available, therefore, to absorb losses from operations under regulatory standards. The Company believes it has sufficient capital to support the operating losses of Patient's Choice until it achieves profitable operations. However, Patient's Choice may not be able to maintain regulatory capital compliance during this period. The Company may need to raise between $1,000,000 and $3,000,000 during the next twelve months in order to maintain the required regulatory capital of Patient's Choice.

ITEM 7.  DESCRIPTION OF PROPERTY.

     We lease approximately 11,880 square feet of office space in Baton Rouge, Louisiana. The lease expires in 2004, with a five year renewal option. We moved our operations to this office space in January, 1999. Our lease for our former office space in Baton Rouge, Louisiana, which is unoccupied, expires in June, 1999.


ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

Directors and Executive Officers and Significant Employees
----------------------------------------------------------

     The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name                            Age   Position
----                            ---   --------
Rene Abadie                      51   Vice President of Provider Relations
Brian W. Amy, M.D.               46   Director
Lawrence L. Braud, M.D.          57   Director
Wallace H. Dunlap, M.D.          63   Director
Daniel G. Dupree, M.D.           50   Director
Michael S. Ellis, M.D.           57   Director
Melanie C. Firmin, M.D.          41   Director and Vice Chairman
F. Dennis Irwin, M.D.            55   Vice President of Medical Affairs
C. Clinton Lewis, M.D.           57   Director
Leo Lowentritt, Jr., M.D.        60   Director
T. Steven Martin                 46   Vice President of Marketing and Network
                                      Development
Patrick C. Powers                46   President and Chief Executive Officer
J. Mark Provenza, M.D.           38   Director
David R. Raines, Jr., M.D.       58   Director
William M. Roeling, M.D.         70   Director and Secretary
Jay M. Shames, M.D.              62   Director
Adam A. Short                    42   Vice President of Finance, Chief Financial
 Officer and Treasurer
F. Jeff White, M.D.              40   Director
James A. White III, M.D.         59   Director and Chairman

                         ____________________________

Rene G. Abadie                             Mr. Abadie has served as director of the Company's provider
3029 S. Sherwood Forest Boulevard          relations since 1996 and became a Vice President of the
Suite 200                                  Company in 1998.  Between 1986 and 1996, Mr. Abadie was
Baton Rouge, Louisiana  70816              Director of Public Affairs for the Louisiana State Medical
   Vice President of Provider              Society.
   Relations



Brian W. Amy, M.D.                         Dr. Amy has practiced General Surgery in Abbeville, Louisiana
2526 North Drive                           for 12 years.  A graduate of the LSU School of Medicine, Dr.
Abbeville, Louisiana  70511                Amy is a Diplomate of the American Board of Surgery and a
   Director                                Fellow of the American College of Surgeons.  Dr. Amy has
                                           served as Clinical Assistant Professor of Surgery at the LSU
                                           School of Medicine and is a member of the Board of Directors of University Hospital, Lafayette, Louisiana.  Dr. Amy has
                                           been a director of the Company since 1997.



Lawrence L. Braud, M.D.                    Dr. Braud has practiced Otolaryngology--Head and Neck Surgery
7777 Hennessy Boulevard                    in Baton Rouge, Louisiana for over 22 years.  A graduate of
Suite 400                                  the LSU School of Medicine, Dr. Braud is a Diplomate of the
Baton Rouge, Louisiana  70808              American Board of Otolaryngology--Head and Neck Surgery, and
   Director                                a Fellow of the American College of Surgeons and the American
                                           Academy of Otolaryngology.  Dr. Braud is a former President of the Louisiana State Medical Society (1996), which he
                                           previously served as President-Elect (1995), Vice President
                                           (1994) and Chairman of the Board of Councilors (1989-93).
                                           Dr. Braud served as President of the Louisiana Academy of
                                           Otolaryngology in 1994,  and has been an Assistant Clinical
                                           Instructor at the LSU School of Medicine since 1979.  Dr.
                                           Braud has been a director of the Company since 1995.

Wallace H. Dunlap, M.D.                    Dr. Dunlap has practiced Pediatric Medicine in Baton Rouge,
888 Tara Boulevard                         Louisiana for more than 30 years. A graduate of Kansas
Baton Rouge, Louisiana  70806              University Medical School, Dr. Dunlap is a Diplomate of the
   Director                                American Board of Pediatrics and a Fellow of the American
                                           Academy of Pediatrics.  He is Secretary-Treasurer of the
                                           Louisiana State Medical Society and has served as the
                                           Chairman of the Louisiana State Medical Society Council on
                                           Legislation and as President of the East Baton Rouge Medical
                                           Parish Medical Society.  Dr. Dunlap has been a director of the Company since 1997.

Daniel G. Dupree, M.D.                     Dr. Dupree has practiced Dermatology in Lafayette, Louisiana
1101 S. College Road                       for over 19 years.  A graduate of the LSU School of Medicine,
Suite 305                                  Dr. Dupree is a Diplomate of the American Board of
Lafayette, Louisiana  70503                Dermatology and a Fellow of the American Academy of
   Director                                Dermatology.  Dr. Dupree has served as President, Vice
                                           President and Secretary-Treasurer of the Lafayette Parish
                                           Medical Society, served as Vice-Chairman of LAMPAC (a
                                           physician-sponsored political action committee) in 1994-95, was a delegate to the 1995 Louisiana State Medical Society meeting, and is an alternate delegate to Council on
                                           Legislation of the Louisiana State Medical Society.  Dr.
                                           Dupree has been a director of the Company since 1996.

Michael S. Ellis, M.D.                     Dr. Ellis has practiced Otolaryngology--Head and Neck Surgery
228 W. Genie                               in the New Orleans, Louisiana area for 24 years.  A graduate
Chalmette, Louisiana  70043                of the LSU School of Medicine, Dr. Ellis is a Diplomate of
   Director                                the American Board of Otolaryngology--Head and Neck Surgery
                                           and the American Board of Cosmetic Surgery and is a Fellow of
                                           the American College of Surgeons and the American Academy of
                                           Facial Plastic and Reconstructive Surgery.  Dr. Ellis has
                                           served as President of the Louisiana State Medical Society,
                                           President of the St. Bernard Medical Society, Alternate
                                           Delegate to the American Medical Association, and President
                                           of the Louisiana Academy of Otolaryngology--Head and Neck
                                           Surgery.  Dr. Ellis is a clinical professor in the Department of Otolaryngology and Head and Neck Surgery at the LSU School
                                           of Medicine in New Orleans.  Dr. Ellis has been a director of the Company since 1996.

Melanie C. Firmin, M.D.                    Dr. Firmin has practiced Anesthesiology in Alexandria,
720 Madison                                Louisiana for 14 years.  A graduate of the LSU Medical
Alexandria, Louisiana  71301               Center--Shreveport, Dr. Firmin is a Diplomate of the American
   Director and Vice Chairman              Board of Anesthesiology  and a Fellow of the American Society
                                           of Anesthesiology.  She has served as President of the
                                           Rapides Parish Medical Society, is Medical Director and a
                                           member of the Board of Directors of the Central Louisiana
                                           Ambulatory Surgery Center, has served as a director of the
                                           Rapides Regional Women's Hospital and is a member of the
                                           Board of Directors of Rapides Bank & Trust, Alexandria,
                                           Louisiana.  Dr. Firmin has been a director of the Company
                                           since 1995.

F. Dennis Irwin, M.D.                      Dr. Irwin has been the Company's Vice President of Medical
3029 S. Sherwood Forest Boulevard          Affairs since July 1997.  Dr. Irwin practiced Internal
Suite 200                                  Medicine for 17 years and is a Diplomate of the American
Baton Rouge, Louisiana  70816              Board of Internal Medicine and is a Fellow of the American
   Vice President of Medical               College of Physicians and the American College of Physician
   Affairs                                 Executives.  A graduate of Case Western Reserve University
                                           Medical School, Dr. Irwin served as an Assistant Clinical
                                           Professor at the Department of Medicine of the University of
                                           Hawaii from 1979 to 1982.  Dr. Irwin was Vice President and
                                           Chief Medical Officer for HealthCentral HMO in Harrisburg,
                                           Pennsylvania from 1996 to 1997 and was Medical Director for
                                           FHP HMO in Guam from 1991 to 1996.

C. Clinton Lewis, M.D.                     Dr. Lewis has practiced Radiology for 30 years, and for the
2315 East Main Street                      last 18 of those years in New Iberia, Louisiana.  A graduate
New Iberia, Louisiana  70560               of the LSU School of Medicine, Dr. Lewis is a Diplomate of
   Director                                the American Board of Radiology, a Fellow of the American
                                           College of Radiology, and a member of the Radiology Society of North America.  Dr. Lewis is President-Elect of the
                                           Louisiana State Medical Society, served as Chief of Staff at
                                           Dauterive Hospital, New Iberia, Louisiana in 1996, is
                                           Chairman of the Credentials Committee of LSMS House of
                                           Delegates, and served as the 9th District Councilor to the
                                           Board of Governors of the Louisiana State Medical Society
                                           from 1990 to 1995.  Dr. Lewis has been a director of the
                                           Company since 1996.

Leo Lowentritt, Jr., M.D.                  Dr. Lowentritt has practiced Urology in Alexandria, Louisiana
3311 Prescott Road                         for 28 years.  A graduate of Tulane University School of
#100                                       Medicine, Dr. Lowentritt is a Diplomate of the American Board
Alexandria, Louisiana  71301               of Urology and a Fellow of the American College of Surgeons.
                                           Dr. Lowentritt is

Director                                   President of the Louisiana State Medical Society and Assistant
                                           Clinical Professor of the Department of Urology of the Tulane
                                           University School of Medicine.  Dr. Lowentritt has been a
                                           director of the Company since 1998.

T. Steven Martin                           Mr. Martin has been the Company's Vice President of Marketing
3029 S. Sherwood Forest Boulevard          and Network Development since October, 1998.  From 1996 to
Suite 200                                  1998 Mr. Martin was Vice President of Network Partnership for
Baton Rouge, Louisiana  70816              the Ochsner Health Plan, Metairie, Louisiana.  Previously,
   Vice President of Marketing             Mr. Martin had been Vice President of Sales and Network
   and Network Development                 Development of the Ochsner/Sisters of Charity Health Plan in
                                           Alexandria, Louisiana, and Senior Vice President of the
                                           Central Louisiana Health Alliance, a physician-hospital
                                           organization in Alexandria.

Patrick C. Powers                          Mr. Powers has been the Company's Chief Executive Officer
3029 S. Sherwood Forest Boulevard          since February, 1998.  From 1995 to 1998, he served as
Suite 200                                  President-Central Region of Managed Comp. Inc., a workers'
Baton Rouge, Louisiana  70816              compensation and insurance services company, where he was
   President and                           responsible for the company's operations in states west of
   Chief Executive Officer                 the Mississippi River.  Mr. Powers also worked as President and Chief Executive Officer of another managed care company,
                                           Gulf South Health Plans, Inc., from 1986-1994, where he was responsible for the overall performance of the company.

J. Mark Provenza, M.D.                     Dr. Provenza has practiced Gastroenterology in Shreveport,
3217 Mabel Street                          Louisiana since 1990.  A graduate of LSU School of
Shreveport, Louisiana  71103               Medicine-Shreveport, Dr. Provenza is a Diplomate of the
   Director                                American Board of Internal Medicine and the American Board of
                                           Gastroenterology.  Dr. Provenza has been a director of the
                                           Company since 1998.

David R. Raines, Jr., M.D.                 Dr. Raines has practiced Gastroenterology in Monroe,
611 Grammont Street                        Louisiana for 20 years.  He has served as President of the
Monroe, Louisiana  71201                   Gastroenterology Clinic, Inc. since 1983 and President of the
   Director                                Endoscopy Center of Monroe, Inc. since 1989.  Dr. Raines is a
                                           Fellow of the American Society of Gastrointestinal Endoscopy,
                                           the American College of Gastroenterologists and the American
                                           Society of Internal Medicine.  Dr. Raines has been a director of the Company since 1996.

William R. Roeling, M.D.                   Dr. Roeling has practiced Obstetrics and Gynecology in New
4228 Houma Boulevard                       Orleans, Louisiana for 35 years.  A graduate of LSU School of
Metairie, Louisiana  70006-2906            Medicine, Dr. Roeling has served as Chairman of the
   Director and Secretary                  Obstetrics/Gynecology Departments at Mercy Hospital and
                                           Lakeside Hospital, as a clinical instructor at Tulane
                                           University Medical School, and as President and member of the
                                           Board of Trustees of Lakeside Hospital.  Dr. Roeling also has served as President of the Jefferson Parish Medical Society, as a member of the Executive Committee of the JPMS from 1991 through 1996, and has been a member of the Louisiana State
                                           Medical Society House of Delegates for over 25 years.  Dr.
                                           Roeling has been a director of the Company since 1995.

Jay M. Shames, M.D.                        Dr. Shames has practiced Internal Medicine and Pulmonology
3525 Prytania Street, Suite 526            in New Orleans, Louisiana since 1968.  A 1961 graduate of
New Orleans, Louisiana  70115              Tulane University School of Medicine, Dr. Shames is a
   Director                                Diplomate of the American Board of Internal Medicine and the
                                           American Board of Pulmonary Diseases, a Fellow of the
                                           American College of Physicians and the American College of
                                           Chest Physicians, and a member of the American Society of
                                           Internal Medicine and the American Thoracic Society.  Dr.
                                           Shames has served as President of the Louisiana State Medical
                                           Society and the Louisiana Society of Internal Medicine.  He
                                           is also on the Board of Governors of Touro Infirmary, serves as a clinical professor at Tulane University School of
                                           Medicine and the LSU School of Medicine, and served as the
                                           President of the Orleans Parish Medical Society.  Dr. Shames
                                           has been a director of the Company since 1995.

Adam A. Short                              Mr. Short has served as Chief Financial Officer of the
12021 Bricksome Avenue                     Company since April, 1998.  Mr. Short was Chief Financial
Baton Rouge, Louisiana  70816              Officer of Healthcare Partners HMO between 1996 and 1998,
   Vice President of Finance,              where he was responsible for operationalizing a start-up HMO
   Chief Financial Officer and             and integrating operations with an established TPA, along
   Treasurer                               with financial and accounting operations of the HMO.  From
                                           1995 to 1996, Mr. Short was Chief Financial Officer for
                                           Heritage Southwest Medical Group, P.A. in Irving, Texas and
                                           was employed by Gulf South Health Plans, Inc. of Baton Rouge from 1986-1995 as Vice President of Finance and Finance
                                           Manager (1986-1990).

F. Jeff White III, M.D.                    Dr. White has practiced Cardiology in Shreveport, Louisiana
2551 Greenwood Road                        since 1988.  A 1982 graduate of the LSU School of
Suite 310                                  Medicine--Shreveport, Dr. White is a Diplomate of the
Shreveport, Louisiana  71103               American Board of Internal Medicine and the American Board of
   Director                                Cardiovascular Diseases, and is a Fellow of the American
                                           College of Cardiology and the American College of Chest
                                           Physicians.  Dr. White has served as President of the
                                           Shreveport Medical Society and has been a member of the Board of Directors of the Shreveport Medical Society since 1992.
                                           Dr. White has also served as a member of the Governmental
                                           Affairs Committee of the American College of Cardiology and
                                           as a delegate to the American Medical Association Young
                                           Physicians' Section.  Dr. White is Vice-Chief of Medicine at
                                           the Willis Knighton Medical Center.  Dr. White has been a
                                           director of the Company since 1995.

James A. White III, M.D.                   Dr. White has practiced Otolaryngology--Head and Neck Surgery
2920 Jackson Street                        in Alexandria, Louisiana for over 25 years.  A  graduate of
Alexandria, Louisiana  71301               Tulane University School of Medicine, Dr. White is a
   Director and Chairman                   Diplomate of the American Board of Otolaryngology--Head and
                                           Neck Surgery and is a Fellow of the American College of
                                           Surgeons, the American Academy of Otolaryngology, and the
                                           American Academy of Otolaryngologic Allergy.  He has served as President of the Louisiana Academy of Otolaryngology--Head
                                           and Neck Surgery since 1996.  Dr. White also serves as a
                                           clinical instructor of Otolaryngology at Tulane University
                                           School of Medicine.  Dr. White has been President of the
                                           Louisiana State Medical Society and of the Rapides Parish
                                           Medical Society.  Dr. White has been a director of the
                                           Company since 1995.

ITEM 9.  REMUNERATION OF DIRECTORS AND OFFICERS.

Compensation of Directors
-------------------------

   Directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses in attending meetings of the Board of Directors and committees thereof.

Executive Compensation
----------------------

    The following table sets forth the aggregate annual remuneration during the 1998 fiscal year of the three highest paid persons who are officers of the Company.

                                           Capacities in White
                                              Remuneration                        Aggregate
Name of Individual                            Was Received                       Remuneration
------------------------------   ---------------------------------------   ------------------------

Patrick C. Powers                        Chief Executive Officer                           $273,953

F. Dennis Irwin, M.D.               Vice President of Medical Affairs                      $209,811

                                      Vice President of Finance and
Adam A. Short                            Chief Financial Officer                           $135,613

Employment Agreements
---------------------

   The Company has employment agreements with Mr. Powers, Dr. Irwin and Mr. Short, which provide for annual base salaries of $200,000, $180,000 and $140,000, respectively, and annual bonuses based on targets established annually by the Company. Recently, the Board of Directors of the Company, on the recommendation of the Compensation Committee, approved increases in the base salaries of Mr. Powers, Dr. Irwin and Mr. Short, to $265,000, $189,000, and $154,000, respectively. The Company has agreed to pay premiums for health, disability and life insurance for the benefit of each of the executive officers.

   Under the employment agreements, the executives will receive restricted stock grants of the Company's common stock upon satisfactory completion of certain employment periods, as set forth in the table below:

                                               Restricted Common Stock Grants (number of shares)
                                 -----------------------------------------------------------------------------
                                        18                 36                  48                  60
                                      Months              Months              Months              Months
                                 ----------------   ------------------   -----------------   -----------------
Patrick C. Powers                           2,500                5,000               5,000               8,000
F. Dennis Irwin, M.D.                       1,800                3,500               3,500               5,000
Adam A. Short                               1,250                2,500               2,500               4,000

The restricted stock grants will vest over a three-year period, with one-third of the shares vesting per year. However, the executives are entitled to receive all dividends and other ownership privileges with respect to the restricted common stock from the date of grant. In the event the Company is sold, merged with or becomes part of another company, all the outstanding restricted stock grants to Messrs. Powers and Short will immediately vest.

   The employment agreements may be terminated by the Company and by any of the executives at any time after notice. If there is a change in control of the Board of Directors of the Company from physicians to another company, Mr. Powers may resign his position and receive a payment equal to six months base salary as a severance payment; if there is such a change in the control of the Board of Directors or Mr. Powers is replaced as Chief Executive Officer, Mr. Short may resign his position and receive a payment equal to six months base salary as a severance payment. Each of Mr. Powers and Mr. Short is entitled to receive a severance payment equal to six months base salary in the event his employment is terminated by the Company without "cause," as defined in the employment agreements, during the first two years of employment; nine months base salary during the third year of employment; and twelve months base salary during the fourth and subsequent years of employment. Dr. Irwin is entitled to receive a severance payment equal to six months base salary in the event of termination without cause. Upon any termination of employment, each of the executives will be required to sell to the Company all shares of restricted stock which have become vested at the greater of book and market value, and all unvested restricted stock grants will be cancelled.

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

   Each director of the Company owns one share of voting preferred stock and 500 shares of common stock.

                              PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANTS' COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

   The Company has paid no dividends and does not anticipate the payment of dividends in the foreseeable future. There is no market for the Company's Junior Preferred Voting Stock or Class A Non-Voting Common Stock. There were 2,156 registered holders of the Company's capital stock at February 28, 1999.

ITEM 2.  LEGAL PROCEEDINGS.

   The Company is not involved in any material legal proceedings.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

   There have been no changes in or disagreements with the Company's accountants since the inception of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   There were no matters submitted for shareholder vote in the fourth quarter of 1998.

ITEM 5.  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

   Neither Rene Abadie, Vice President of Provider Relations, nor T. Steven Martin, Vice President of Marketing and Network Development, filed on a timely basis a Form 3 with the Commission after becoming officers of the Company.

ITEM 6.  REPORTS OF FORM 8-K

   No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   PART F/S.



The Company's financial statements follow:

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  MD HealthShares Corporation:

We have audited the accompanying consolidated balance sheets of MD HealthShares Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


March 1, 1999

DELOITTE & TOUCHE, LLP

MD HEALTHSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                  1998                   1997

CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 2,112,479            $ 1,408,901
  Marketable securities (Note 2)                                                          2,808,827              4,840,825
  Premiums receivable                                                                       196,851                 24,554
  Advances to providers                                                                      35,000                      -
  Interest receivable                                                                        54,524                 55,095
  Prepaid expenses                                                                           78,613                 95,518
                                                                                        -----------            -----------
           Total current assets                                                           5,286,294              6,424,893
                                                                                        -----------            -----------

RESTRICTED DEPOSITS (Note 7)                                                              1,000,000              1,000,000

EQUIPMENT, net of accumulated depreciation of $65,326
  in 1998 and $30,429 in 1997                                                               141,908                 75,971

OTHER                                                                                        36,070                 35,378
                                                                                        -----------            -----------
TOTAL                                                                                   $ 6,464,272            $ 7,536,242
                                                                                        ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Deferred income (Note 6)                                                              $ 1,750,000            $         -
  Accounts payable and accrued expenses                                                     424,636                122,268
  Claims payable and reserves for incurred but unreported claims
    (Note 10)                                                                             1,038,344                145,131
  Deferred premium revenue                                                                   81,562                  2,385
                                                                                        -----------            -----------
           Total current liabilities                                                      3,294,542                269,784
                                                                                        -----------            -----------
CONTINGENCIES (Note 7)                                                                            -                      -

STOCKHOLDERS' EQUITY (Notes 3 and 8):
  Junior preferred voting stock, $1.00 par value, liquidation value $1,000, 7,500 shares authorized, 2,156 and 2,152
    shares issued and outstanding in 1998 and 1997, respectively                              2,156                  2,152
  Preferred stock, $1.00 par value, 2,000,000 shares
    authorized, none issued and outstanding in 1998 and 1997                                      -                      -
  Common Stock:
    Class A non-voting, $0.10 par value, 8,000,000 shares
      authorized, 1,076,600 and 1,075,000 shares issued
      and outstanding in 1998 and 1997, respectively                                        107,660                107,500
    Class B, $0.10 par value, 1 share authorized and outstanding
      in 1998 and 1997                                                                            -                      -
  Additional paid-in capital                                                             11,757,859             11,732,023
  Accumulated deficit                                                                    (8,819,105)            (4,590,455)
  Treasury stock, at cost, 511 and 503 shares in 1998
    and 1997, respectively                                                                  (16,000)                (8,000)
  Accumulated other comprehensive income                                                    137,160                 23,238
                                                                                        -----------            -----------
           Total stockholders' equity                                                     3,169,730              7,266,458
                                                                                        -----------            -----------
TOTAL                                                                                   $ 6,464,272            $ 7,536,242
                                                                                        ===========            ===========

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                     1998                   1997                   1996

REVENUE:
  Premium revenue                                                $ 3,805,223            $   313,519            $         -
  Investment income                                                  298,916                448,592                222,666
                                                                 -----------            -----------            -----------

           Total revenue                                           4,104,139                762,111                222,666
                                                                 -----------            -----------            -----------

EXPENSES:
  Medical service expenses                                         3,927,899                331,905                      -
  Selling, general and administrative                              4,346,971              3,255,385              1,570,448
  Depreciation                                                        57,919                 26,605                  3,825
  Interest expense                                                         -                      -                 10,862
                                                                 -----------            -----------            -----------

           Total expenses                                          8,332,789              3,613,895              1,585,135
                                                                 -----------            -----------            -----------

NET LOSS                                                          (4,228,650)            (2,851,784)            (1,362,469)

OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized gain (loss) on securities available for sale:
    Unrealized holding gains (losses) arising during
      the year                                                        87,134                 23,238                (15,938)
    Reclassification adjustment for losses included
      in net loss                                                     26,788                      -                 15,328
                                                                 -----------            -----------            -----------
           Total other comprehensive income (loss)                   113,922                 23,238                   (610)
                                                                 -----------            -----------            -----------

TOTAL COMPREHENSIVE LOSS                                         $(4,114,728)           $(2,828,546)           $(1,363,079)
                                                                 ===========            ===========            ===========

NET LOSS PER COMMON SHARE - BASIC                                     $(3.93)                $(2.66)                $(3.05)
                                                                 ===========            ===========            ===========

WEIGHTED AVERAGE OUTSTANDING
  COMMON SHARES                                                    1,076,433              1,072,267                446,308
                                                                 ===========            ===========            ===========


See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------------------------


                                                                                         Common Stock
                                                                -------------------------------------------------------------------
                                            Junior Preferred          Class A                 Class B              Class A
                                              Voting Stock          No Par Value            No Par Value          Non-voting
                                            ----------------    ----------------------    ----------------    ---------------------
                                            Shares    Amount    Shares       Amount       Shares    Amount     Shares       AMOUNT
STOCKHOLDER'S DEFICIT, January 1, 1996          -     $    -         1    $        100        -     $   -             -    $      -

ISSUANCE OF COMMON STOCK                        -          -     2,142      11,826,306        1       100             -           -

REDEMPTION OF COMMON STOCK                      -          -        (1)           (100)       -         -             -           -

CHANGE IN UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                 -          -         -               -        -         -             -           -

NET LOSS                                        -          -         -               -        -         -             -           -
                                            ------    ------    ------    ------------    ------    ------    ---------    --------


STOCKHOLDERS' EQUITY, December 31, 1996         -          -     2,142      11,826,306        1       100             -           -

RECAPITALIZATION (Note 3)                   2,142      2,142    (2,142)    (11,826,306)      (1)     (100)    1,071,000     107,100

ISSUANCE OF COMMON STOCK (Note 3)              10         10         -               -        -         -         4,000         400

PURCHASE OF TREASURY STOCK (Note 3)             -          -         -               -        -         -             -           -

CHANGE IN UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                 -          -         -               -        -         -             -           -

NET LOSS                                        -          -         -               -        -         -             -           -
                                            ------    ------    ------    ------------    ------    ------    ---------    --------


STOCKHOLDERS' EQUITY, December 31, 1997     2,152      2,152         -               -        -         -     1,075,000     107,500

ISSUANCE OF COMMON STOCK (Note 3)               4          4         -               -        -         -         1,600         160

PURCHASE OF TREASURY STOCK (Note 3)             -          -         -               -        -         -             -           -

CHANGE IN UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                 -          -         -               -        -         -             -           -

NET LOSS                                        -          -         -               -        -         -             -           -
                                            ------    ------    ------    ------------    ------    ------    ---------    --------


STOCKHOLDERS' EQUITY, December 31, 1998     2,156     $2,156         -    $          -        -     $   -     1,076,600    $107,660
                                            ======    ======    ======    ============    ======    ======    =========    ========



                                               Common Stock
                                            ----------------
                                                  Class B                                                  Accumulated
                                             $0.10 Par Value     Additional                                   Other
                                            ----------------      Paid-in      Accumulated     TREASURY    Comprehensive
                                            Shares    Amount      Capital        Deficit         STOCK        Income       Total
STOCKHOLDER'S DEFICIT, January 1, 1996          -     $    -    $         -   $  (376,202)    $      -     $    610     $  (375,492)


ISSUANCE OF COMMON STOCK                        -          -              -             -            -            -      11,826,406

REDEMPTION OF COMMON STOCK                      -          -              -             -            -            -            (100)


CHANGE IN UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                 -          -              -             -            -         (610)           (610)


NET LOSS                                        -          -              -    (1,362,469)           -            -      (1,362,469)

                                            ------    ------    -----------   -----------     --------     --------     -----------

STOCKHOLDERS' EQUITY, December 31, 1996         -          -              -    (1,738,671)           -            -      10,087,735

RECAPITALIZATION (Note 3)                       -          -     11,717,164             -            -            -               -

ISSUANCE OF COMMON STOCK (Note 3)               1          -         14,859             -            -            -          15,269

PURCHASE OF TREASURY STOCK (Note 3)             -          -              -             -       (8,000)           -          (8,000)


CHANGE IN UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                 -          -              -             -            -       23,238          23,238

NET LOSS                                        -          -              -    (2,851,784)           -            -     (2,851,784)
                                            ------    ------    -----------   -----------     --------     --------     -----------

STOCKHOLDERS' EQUITY, December 31, 1997         1          -     11,732,023    (4,590,455)      (8,000)      23,238      7,266,458

ISSUANCE OF COMMON STOCK (Note 3)               -          -         25,836             -            -            -         26,000

PURCHASE OF TREASURY STOCK (Note 3)             -          -              -             -       (8,000)           -         (8,000)

CHANGE IN UNREALIZED GAIN ON
  AVAILABLE-FOR-SALE SECURITIES                 -          -              -             -            -      113,922        113,922

NET LOSS                                        -          -              -    (4,228,650)           -            -     (4,228,650)
                                            ------    ------    -----------   -----------     --------     --------     -----------

STOCKHOLDERS' EQUITY, December 31, 1998         1     $    -    $11,757,859   $(8,819,105)    $(16,000)    $137,160    $ 3,169,730
                                            ======    ======    ===========    ==========     ========     ========     ===========



See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------


                                                                      1998            1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(4,228,650)    $(2,851,784)    $(1,362,469)
  Adjustments to reconcile net loss to cash flows from
    operating activities:
      Loss on sales of available-for-sale securities                    26,788               -          15,328
      Depreciation                                                      57,919          26,605           3,825
      Changes in operating assets and liabilities:
        Premiums receivable                                           (172,297)        (24,554)              -
        Advances to providers                                          (35,000)              -               -
        Interest receivable                                                571           2,378         (54,984)
        Prepaid expenses                                                16,905          52,229         (97,747)
        Other                                                             (692)        (30,153)         (5,225)
        Deferred income                                              1,750,000               -               -
        Accounts payable and accrued expenses                          302,368        (233,588)        314,918
        Interest payable                                                     -               -          (4,500)
        Claims payable and reserves for incurred but
          unreported claims                                            893,213         145,131               -
        Deferred premium revenue                                        79,177           2,385               -
                                                                   -----------     -----------     -----------

           Net cash used in operating activities                    (1,309,698)     (2,911,351)     (1,190,854)
                                                                   -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                        (8,782,118)     (5,017,311)       (355,663)
  Sales of available-for-sale securities                            10,901,250         199,724         540,480
  Sales of restricted investments                                            -          71,777               -
  Purchases of restricted investments                                        -               -      (1,071,777)
  Purchases of equipment                                              (123,856)        (88,732)        (17,669)
                                                                   -----------     -----------     -----------

           Net cash provided by (used in) investing activities       1,995,276      (4,834,542)       (904,629)
                                                                   -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                            26,000          15,269      11,826,406
  Redemption of common stock                                                 -               -            (100)
  Purchase of treasury stock                                            (8,000)         (8,000)              -
  Developmental funds provided by the medical community                      -               -         585,250
  Developmental funds returned to the medical community                      -               -      (1,041,960)
  Repayment of LSMS note payable                                             -               -        (175,462)
                                                                   -----------     -----------     -----------

           Net cash provided by financing activities                    18,000           7,269      11,194,134
                                                                   -----------     -----------     -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                     703,578      (7,738,624)      9,098,651

CASH AND CASH EQUIVALENTS, Beginning of year                         1,408,901       9,147,525          48,874
                                                                   -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, End of year                             $ 2,112,479     $ 1,408,901     $ 9,147,525
                                                                   ===========     ===========     ===========

NON-CASH INVESTING AND FINANCING TRANSACTION:
    Change in unrealized gain on available-for-sale
      securities                                                   $   113,922     $    23,238     $     (610)
                                                                   ===========     ===========     ===========

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - MD HealthShares Corporation ("MDH") was incorporated on July 18, 1995 for the purpose of creating a health maintenance organization ("HMO") and other healthcare financing vehicles that provide medical services to HMO enrollees of the HMO and other types of plans, primarily through contractual arrangements with a network of hospitals and physicians located in the state of Louisiana. On October 2, 1996, MDH created Patient's Choice, Inc. ("PCI"), a wholly-owned subsidiary organized to operate on a state-wide basis an independent practice association HMO, and to administer on a state-wide basis a preferred provider organization ("PPO"). The Company is engaged primarily in one segment, which is the provision of medical services to managed care enrollees. The accompanying consolidated financial statements include the accounts of the MDH and PCI ("the Company"). Material intercompany balances and transactions are eliminated in consolidation.

   COMPREHENSIVE INCOME (Loss) - The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) effective January 1, 1998 and has provided the required information for all periods presented. SFAS NO. 130 establishes standards for reporting and display of comprehensive income (loss) and its major components. Comprehensive income (loss) includes net loss and other comprehensive income
   (loss) which in the case of the Company, includes only unrealized gains and losses on securities available for sale.

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

   MARKETABLE SECURITIES - Marketable securities have been categorized as available-for-sale and, as a result, are stated at fair value with the unrealized holding gains and losses reported as accumulated other comprehensive income within stockholders' equity. All marketable securities are available for current operations and, therefore, have been classified as current assets.

   RESTRICTED INVESTMENTS - Restricted investments at December 31, 1998 and 1997, which are comprised of certificates of deposit, are recorded at cost which approximates fair value.

   EQUIPMENT - Equipment is recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective equipment, which lives range from 3 to 10 years.

   RESERVES FOR INCURRED BUT UNREPORTED CLAIMS - The Company provides reserves for estimated incurred but unreported physician, hospital, and pharmacy services rendered to enrolled members during the period. These reserves are determined by the use of completion factors applied to historical lag patterns and cost trends. Medical cost adjustments to current period estimates will be reflected in the operations of future periods and changes in these estimates could be significant.

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

   REINSURANCE - The Company is covered under a medical reinsurance agreement that generally provides coverage for 80 percent of eligible hospital services in excess of $50,000 per member per year. Reinsurance premiums are reported as health care costs, and reinsurance recoveries are reported as a reduction of related health care costs. Reinsurance premiums were approximately $38,000, $3,000, and $0 in 1998, 1997, and 1996, respectively. No such recoveries were recorded during 1998, 1997 or 1996.

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

   DEVELOPMENTAL FUNDS PROVIDED BY THE MEDICAL COMMUNITY - Prior to the offering of 2,142 shares of common stock at $6,000 per share to licensed physicians who are members of the Louisiana State Medical Society ("LSMS") and whose principal residences and medical offices (if a practicing physician) are located in Louisiana, MDH solicited voluntary contributions ("developmental funds") from the medical community to fund the Company's developmental (primarily consulting) costs. The Board of Directors resolved to repay all such developmental funds when the minimum number of shares (2,000) was issued. Accordingly, such developmental funds (which were non-interest bearing) were reflected in the 1995 financial statements as developmental funds provided by the medical community. MDH ceased solicitation of such developmental funds on February 14, 1996. In December 1996, MDH repaid all of its developmental funds ($1,041,960) that were provided by the medical community.

   NET LOSS PER COMMON SHARE - BASIC - Basic earnings per share ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

   EMPLOYEE BENEFIT PLAN - All employees meeting eligibility requirements may participate in the Company's defined contribution plan (the "Plan"). The Plan is qualified under Internal Revenue Code Section 401(k). Matching contributions to the Plan are discretionary and determined by the Board of Directors. For the year ended December 31, 1998, the Company contributed $27,665 to the Plan through matching contributions. The Company pays substantially all expenses associated with the Plan.

   INCOME TAXES - There are temporary differences in reporting certain expenses for financial statement and federal income tax purposes. The Company has net operating loss carryforwards at December 31, 1998 of approximately $7.7 million, which may be used to offset taxable income in future years. Such carryforwards expire in varying amounts from 2010 to 2018.

   Reclassifications - Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 1998 presentation.

2. MARKETABLE SECURITIES

   Marketable securities at December 31, 1998 and 1997 include the following:

                                                                         1998
                                     ----------------------------------------------------------------------
                                             FAIR           UNREALIZED       UNREALIZED
                                             VALUE             GAIN             LOSS             COST

Marketable equity securities                 $  820,423         $163,575          $62,073        $  718,921
U.S. government and agency
  securities                                    351,154            1,132              167           350,189
Corporate notes                               1,637,250           36,661            1,968         1,602,557
                                             ----------         --------          -------        ----------
                                             $2,808,827         $201,368          $64,208        $2,671,667
                                             ==========         ========          =======        ==========

                                                                          1997
                                     ----------------------------------------------------------------------------
                                               FAIR            UNREALIZED       UNREALIZED
                                              VALUE               GAIN             LOSS               COST

Marketable equity securities                    $  769,137          $47,442          $24,204           $  745,899
U.S. government and agency
  securities                                     2,549,046                -                -            2,549,046
Corporate notes                                  1,522,642                -                -            1,522,642
                                                ----------   --------------   --------------           ----------
                                                $4,840,825          $47,442          $24,204           $4,817,587
                                                ==========   ==============   ==============           ==========

   For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification. The debt securities above have contractual maturities ranging from one to ten years.

3. STOCKHOLDERS' EQUITY

   On August 17, 1996, MDH completed a public offering of 2,142 shares of its Class A common stock, at a public offering price of $6,000 per share (the "Offering"). The net proceeds from the Offering of approximately $11.8 million is being used to operate on a state-wide basis an independent practice association model HMO, and to organize and administer on a state-wide basis a PPO.

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

   On March 22, 1997, MDH's stockholders approved a plan of recapitalization and amendments to MDH's articles of incorporation. In connection therewith, 7,500 shares of Junior Preferred Voting Stock, 2,000,000 shares of Preferred Stock and 8,000,000 shares of Class A Non-voting Stock were authorized. Additionally, all of MDH's 2,142 outstanding shares of Class A Common Stock were canceled, and each former share of Class A Common Stock was converted into one share of Junior Preferred Voting Stock and 500 shares of Class A Non-voting Common Stock.

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

   During 1998 and 1997, the Company sold four and ten units of capital stock which were comprised of four and ten shares, respectively, of Junior Preferred Voting Stock and 1,600 and 4,000 shares, respectively, of Class A Non-voting Common Stock. The average number of outstanding common shares for 1998 and 1997 reflects these transactions.

   During 1998 and 1997, the Company also purchased eight and three units of capital stock comprised of eight and three shares, respectively, of Junior Preferred Voting Stock and 500 shares of Class A Non-voting Common Stock in 1997. These shares are accounted for as treasury stock.

4. RELATED PARTY TRANSACTIONS

   Certain members of the LSMS's board of directors are members of the board of directors of MDH. On September 6, 1995, MDH purchased a feasibility study for the development of a physician-owned, state-wide HMO from the LSMS for $175,462. This purchase was effected by the issuance of a note payable to the LSMS. The note payable provided for interest at a rate of 8.0 percent per annum and was payable in equal annual installments (including interest) of $98,394 on September 5, 1996 and 1997. On October 9, 1996, MDH repaid the outstanding principal and accrued interest of $15,345 related to this note payable.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

   Cash and cash equivalents - The carrying amount approximates fair value because of the nature of these instruments.

   Marketable securities - The fair values of marketable securities are estimated based on quoted market price for those or similar investments.

   Restricted investments - Restricted investments, which are comprised of certificates of deposit, are recorded at cost which approximates fair value.

   The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                1998                                       1997
                              --------------------------------------     --------------------------------------
                                     CARRYING             FAIR                  CARRYING             FAIR
                                      AMOUNT             VALUE                   AMOUNT             VALUE
Cash and cash equivalents              $2,112,479         $2,112,479              $1,408,901         $1,408,901
Marketable securities                   2,808,827          2,808,827               4,840,825          4,840,825
Restricted investments                  1,000,000          1,000,000               1,000,000          1,000,000

6. DEFERRED INCOME

   On December 21, 1998, PCI entered into a contract with Advantage Health Plan ("AHP"), a Louisiana-based HMO in the process of a business wind down, whereby PCI would offer its HMO products to approximately 11,000 existing AHP commercial members effective February 1, 1999. PCI received $1.75 million for guaranteeing coverage of these members. PCI assumed no responsibility for medical services rendered to AHP-covered members prior to February 1, 1999. Additionally, none of the existing AHP contracts were acquired by PCI; rather, PCI entered into new contracts that were priced according to its own rate structure, subject to certain maximums and restrictions that were established by the Department of Insurance ("DOI") for the state of Louisiana.

   At December 31, 1998, the Company has reflected the $1.75 million received in connection with this contract as deferred income as the Company had not yet offered medical coverage to existing AHP members. This deferred income will be recognized as revenue over the term, typically one year or less, of the contracts accepted by former AHP members. As a result, this deferred income will be substantially recognized as revenue during 1999.

7. COMMITMENTS AND CONTINGENCIES

   EMPLOYMENT AGREEMENTS - The company has entered into employment agreements with five officers with salaries aggregating $822,500 annually. These agreements provide for guaranteed bonuses ranging from 10-15% of these officers' base salaries and also provide for severance payments of three to twelve months base salary in the event of a change in control of the Board of Directors of the Company.

   RESTRICTED DEPOSITS - As an ongoing requirement of the state of Louisiana, PCI has deposited with the Commissioner of Insurance a safekeeping receipt of $1,000,000, consisting of certificates of deposit in ten separate banking corporations doing banking business with the state of Louisiana.

   OPERATING LEASE - Beginning July 1, 1997, the Company entered into an operating lease for the building housing its corporate headquarters. In January 1999, the Company relocated its corporate headquarters and entered into an additional operating lease. The Company incurred rental expenses of $66,537, $57,371 and $5,000 during 1998, 1997 and 1996, respectively. Net rental commitments over the next five years are as follows:

   1999                                             $152,460
   2000                                              163,350
   2001                                              163,350
   2002                                              163,350
   2003                                              163,350
   Thereafter                                         27,225
                                                    --------
                                                    $833,085
                                                    ========

   LITIGATION - In the ordinary course of operations, the Company is subject to various litigation matters relating to health benefits provided to its subscribers. Although the outcome of these matters cannot be determined, it is management's opinion that disposition of these proceedings will not have a material adverse effect on the Company's consolidated financial statements.

   Pursuant to the contract referred to in Note 6, PCI has agreed to indemnify AHP for any possible monetary damages incurred by certain third parties as a result of the execution of the contract. Management is presently unable to determine the magnitude of any possible losses that may be incurred as a result of this indemnification but does not believe that this indemnification will have an adverse effect on the Company's consolidated financial statements.

   REGULATORY REQUIREMENTS - The state of Louisiana has implemented financial regulations for HMO's requiring, among other things, minimum net worth requirements. For each HMO which, by July 1, 1995, had not filed its application for a certificate of authority with the Commissioner of Insurance as required by law, the minimum net worth requirement is $2.0 million. PCI was in compliance with the state statutory net worth requirement at December 31, 1998.

   During 1998 and since the inception of operations in the first quarter of 1997, the Company has incurred substantial losses from operations due to the lack of premium revenue resulting from delays in marketing its managed care products. Based on current operations and projections, the Company could fall out of compliance with the minimum capitalization requirements of the DOI during the fourth quarter of 1999, and would be required prior to such time to raise additional capital as a condition to remain in compliance. However, PCI has recently introduced several new products to the marketplace and has been named as an approved HMO for several large group accounts which are currently undergoing enrollment. Revenue from these enrollment activities may reduce the Company's current operating losses sufficiently to permit it to remain in regulatory compliance through the remainder of 1999. The Company is exploring on a preliminary basis several alternatives to substantially increase premium revenue or capitalization, including the acquisition of existing base of members and/or the sale of additional capital stock. However, there can be no assurance that the Company will achieve income in the near term from new enrollees from group or individual products, or from the acquisition of existing base of members, sufficient to remain in regulatory compliance during all of 1999, or that, if necessary, the Company will succeed in increasing its capitalization through the sale of additional capital stock. PCI's failure to maintain compliance with regulatory capital requirements could result in one or more actions by the DOI with respect to PCI that could be materially adverse to shareholders, including the loss of part or all of their investments in the Company.

8. STOCK-BASED COMPENSATION PLAN

   The Company has a stock-based compensation plan through which several of the Company's officers are entitled to receive restricted stock grants contingent upon their satisfaction of specific tenure requirements. Restricted stock grants, which are vested one-third each year after the award date, are scheduled to be awarded as follows:

                                                        NUMBER OF
                                                         SHARES

   1999                                                  7,350
   2000                                                  5,625
   2001                                                 15,350
   2002                                                 15,350
   2003                                                 16,500
                                                        ------
                                                        60,175
                                                        ======

   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognizes compensation cost equal to the fair value of the restricted stock when awarded. The Company did not recognize any material compensation cost related to the issuance of stock grants in 1998 and 1997.

9. CONCENTRATIONS OF CREDIT RISK

   Financial instruments which potentially subject the Company to concentrations of risk consist primarily of investments in marketable securities and commercial premiums receivable. As of December 31, 1998, the Company had no significant concentrations of credit risk due to the limited amounts which are invested in any one issuer and the large number of employer groups comprising the Company's customer base.

10. CLAIMS PAYABLE AND RESERVES FOR INCURRED BUT UNREPORTED CLAIMS

   The following is a summary of claims payable and reserves for incurred but unreported claims:

                                                                             1998                1997

Balance, January 1                                                        $  145,131           $      -

Incurred related to:
  Current year                                                             3,886,996            331,905
  Prior years                                                                 40,903                  -
                                                                          ----------           --------
           Total incurred                                                  3,927,899            331,905

Paid related to:
  Current year                                                             2,941,146            186,774
  Prior years                                                                 93,540                  -
                                                                          ----------           --------
           Total paid                                                      3,034,686            186,774
                                                                          ----------           --------

Balance, December 31                                                      $1,038,344           $145,131
                                                                          ==========           ========

11. INCOME TAXES

   Significant components of the Company's deferred tax assets at December 31, 1998 and 1997 are as follows:

                                                                         1998                1997

Net operating loss carryforwards                                        $ 2,691,000         $ 1,120,000
Organizational expenses                                                     273,000             364,000
                                                                        -----------         -----------

Deferred tax asset                                                        2,964,000           1,484,000

Valuation allowance                                                      (2,964,000)         (1,484,000)
                                                                        -----------         -----------

Deferred tax asset reported                                             $         -         $         -
                                                                        ===========         ===========

   A valuation allowance for the entire deferred tax asset has been recorded as its realization is not considered more likely than not.

                                    PART III

ITEM 1.  INDEX TO EXHIBITS.

Exhibit Number      Description
--------------      -----------

   2(a) Restated Articles of Incorporation of MD HealthShares Corporation dated March 22, 1997 (incorporated by reference from the Form 10-SB of the Company filed with the Commission on June 30, 1997)

   2(b) Amended and Restated Bylaws of MD HealthShares Corporation dated June 7, 1997 (incorporated by reference from the Form 10-SB of the Company filed with the Commission on June 30,
                    1997)

   6(a) Consulting Services Agreement by and among MD HealthShares Corporation, Patient's Choice, Inc. and Thomas P. McCabe dated February 7, 1997 (incorporated by reference from the Form 10-SB of the Company filed with the Commission on June 30, 1997)

   6(b) Letter Employment Agreement between MD HealthShares Corporation and Frank D. Irwin, M.D. dated May 21, 1997 (incorporated by reference from the Form 10-KSB of the Company filed with the Commission on June 30, 1997)

   6(c) Letter employment contract dated August 12, 1997 by and between MD HealthShares Corporation and Michael J. Provenza (incorporated by reference from the Form 10-QSB of the Company filed with the Commission on November 14, 1997)

   6(d) Letter employment contract dated October 23, 1997 by and between MD HealthShares Corporation and John M. Bird (incorporated by reference from the Form 10-QSB of the Company filed with the Commission on November 14, 1997)

   6(e) Letter employment contract dated February 23, 1998 by and between MD HealthShares Corporation and Patrick C. Powers (incorporated by reference from the Form 10-KSB of the Company filed with the Commission on March 31, 1998)

   6(f) Contract of Lease effective July 1, 1997 by and between PMD Investments and MD HealthShares Corporation (incorporated by reference from the Form 10-KSB of the Company filed with the Commission on March 31, 1998)

   6(g) Letter employment contract dated March 13, 1998 by and between MD HealthShares Corporation and Adam Short (incorporated by reference from the Form 10-QSB of the Company filed with the Commission on August 17, 1998)

   6(h) Letter employment contract dated September 2, 1998 by and between MD HealthShares Corporation and T. Steven Martin

   6(i) Office Lease Agreement dated November 30, 1998 by and between Louisiana Investment Corporation and Patient's Choice, Inc.

   6(j) Conversion Coverage Agreement dated December 18, 1998 by and between Advantage Health Plan, Inc. and Patient's Choice, Inc.

   27               Financial Data Schedule


ITEM 2.  DESCRIPTION OF EXHIBITS.

   The Company's Exhibits are included elsewhere in this Form 10-KSB.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MD HEALTHSHARES CORPORATION



                                 /s/ Patrick C. Powers
                                 ---------------------------------
                                 By:  Patrick C. Powers
                                 Chief Executive Officer

                                 Date: March 31, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                  /s/ Patrick C. Powers
                                  ------------------------------
                                  Patrick C. Powers
                                  Chief Executive Officer
                                  Date: March 31, 1999

                                    /s/ Adam  A. Short
                                    -------------------------------------
                                    Adam A. Short
                                    Chief Financial Officer and Principal
                                    Accounting Officer
                                    Date: March 31, 1999


                                    -------------------------------------
                                    Brian W. Amy, M.D.
                                    Director
                                    Date: March 31, 1999


                                    /s/ LAWRENCE BRAND
                                    -------------------------------------
                                    Lawrence Braud, M.D.
                                    Director
                                    Date: March 31, 1999


                                    /s/ WALLACE H. DUNLAP
                                    -------------------------------------
                                    Wallace H. Dunlap, M.D.
                                    Director
                                    Date: March 31, 1999


                                    /s/ DANIEL G. DUPREE
                                    -------------------------------------
                                    Daniel G. Dupree, M.D.
                                    Director
                                    Date: March 31, 1998


                                    -------------------------------------
                                    Michael S. Ellis, M.D.
                                    Director
                                    Date: March 31, 1999


                                    -------------------------------------
                                    Melanie C. Firmin, M.D.
                                    Director
                                    Date: March 31, 1999


                                    -------------------------------------
                                    C. Clinton Lewis, M.D.
                                    Director
                                    Date: March 31, 1999

                                     /s/ LEO LOWENTRITT, JR.
                                     -------------------------------------
                                     Leo Lowentritt, Jr., M.D.
                                     Director
                                     Date: March 31, 1999


                                    /s/ J. MARK PROVENZA
                                    -------------------------------------
                                    J. Mark Provenza, M.D.
                                    Director
                                    Date: March 31, 1999


                                    /s/ DAVID R. RAINES, JR.
                                    -------------------------------------
                                    David R. Raines, Jr., M.D.
                                    Director
                                    Date: March 31, 1998


                                    -------------------------------------
                                    William M. Roeling, M.D.
                                    Director
                                    Date: March 31, 1999


                                    /s/ JAY M. SHAMES
                                    -------------------------------------
                                    Jay M. Shames, M.D.
                                    Director
                                    Date: March 31, 1999


                                    -------------------------------------
                                    F. Jeff White III, M.D.
                                    Director
                                    Date: March 31, 1999


                                    /s/ JAMES A. WHITE III
                                    -------------------------------------
                                    James A. White III, M.D.
                                    Chairman of the Board and Director
                                    Date: March 31, 1999

                              INDEX TO EXHIBITS.

Exhibit Number      Description
--------------      -----------

   2(a) Restated Articles of Incorporation of MD HealthShares Corporation dated March 22, 1997 (incorporated by reference from the Form 10-SB of the Company filed with the Commission on June 30, 1997)

   2(b) Amended and Restated Bylaws of MD HealthShares Corporation dated June 7, 1997 (incorporated by reference from the Form 10-SB of the Company filed with the Commission on June 30,
                    1997)

   6(a) Consulting Services Agreement by and among MD HealthShares Corporation, Patient's Choice, Inc. and Thomas P. McCabe dated February 7, 1997 (incorporated by reference from the Form 10-SB of the Company filed with the Commission on June 30, 1997)

   6(b) Letter Employment Agreement between MD HealthShares Corporation and Frank D. Irwin, M.D. dated May 21, 1997 (incorporated by reference from the Form 10-KSB of the Company filed with the Commission on June 30, 1997)

   6(c) Letter employment contract dated August 12, 1997 by and between MD HealthShares Corporation and Michael J. Provenza (incorporated by reference from the Form 10-QSB of the Company filed with the Commission on November 14, 1997)

   6(d) Letter employment contract dated October 23, 1997 by and between MD HealthShares Corporation and John M. Bird (incorporated by reference from the Form 10-QSB of the Company filed with the Commission on November 14, 1997)

   6(e) Letter employment contract dated February 23, 1998 by and between MD HealthShares Corporation and Patrick C. Powers (incorporated by reference from the Form 10-KSB of the Company filed with the Commission on March 31, 1998)

   6(f) Contract of Lease effective July 1, 1997 by and between PMD Investments and MD HealthShares Corporation (incorporated by reference from the Form 10-KSB of the Company filed with the Commission on March 31, 1998)

   6(g) Letter employment contract dated March 13, 1998 by and between MD HealthShares Corporation and Adam Short (incorporated by reference from the Form 10-QSB of the Company filed with the Commission on August 17, 1998)

   6(h) Letter employment contract dated September 2, 1998 by and between MD HealthShares Corporation and T. Steven Martin

   6(i) Office Lease Agreement dated November 30, 1998 by and between Louisiana Investment Corporation and Patient's Choice, Inc.

   6(j) Conversion Coverage Agreement dated December 18, 1998 by and between Advantage Health Plan, Inc. and Patient's Choice, Inc.

   27               Financial Data Schedule