Form 10QSB
period 1999-03-31
MD HEALTHSHARES CORP
filed 1999-05-24
CIK 1038049

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from        to

     Commission file number:  0-22421


                          MD HealthShares Corporation
                          ---------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

         Louisiana                                             72-1301480
         ---------                                             ----------
(State or Other Jurisdiction of                              (IRS Employer
 Incorporation or Organization                            Identification No.)


         3029 S. Sherwood Forest Blvd. Ste. 200 Baton Rouge, LA  70816
         -------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (225) 293-3272
                                --------------
               (Issuer's Telephone Number, Including Area Code)

                                      N/A
                                      ---
             (Former Name, Former Address and Former Fiscal Year,
                         if changed since Last Report)

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

As of March 31, 1999, 1,076,800 shares of the Registrant's Class A Non-Voting Common Stock and 1 share of the Registrant's Class B Common Stock and 2,156 shares of Junior Preferred Voting Stock were outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [X]  No [ ]

                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.

MD HEALTHSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998 - UNAUDITED

-------------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,                DECEMBER 31,
ASSETS                                                                                     1999                      1998
CURRENT ASSETS:
  Cash and cash equivalents                                                               $ 1,226,767               $ 2,112,479
  Investments                                                                               2,978,284                 2,808,827
  Interest receivable                                                                          54,979                    54,524
  Premiums receivable (Note 6)                                                              1,091,614                   196,851
  Prepaid expenses                                                                            217,030                   113,613
                                                                                          -----------               -----------
           Total current assets                                                             5,568,674                 5,286,294

RESTRICTED INVESTMENTS (Note 2)                                                             1,100,000                 1,000,000
EQUIPMENT, net of accumulated depreciation of $88,859 in 1999
  and $65,326 in 1998                                                                         159,394                   141,908
OTHER                                                                                          35,070                    36,070
                                                                                          -----------               -----------
TOTAL                                                                                     $ 6,863,138               $ 6,464,272
                                                                                          ===========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Deferred income (Note 4)                                                                $   376,735               $ 1,750,000
  Accounts payable and accrued payroll expenses                                               428,990                   424,636
  Claims payable and reserves for incurred but unreported claims                            2,440,478                 1,038,344
  Deferred premium revenue                                                                     89,496                    81,562
                                                                                          -----------               -----------
           Total current liabilities                                                        3,335,699                 3,294,542
                                                                                          -----------               -----------
COMMITMENTS AND CONTINGENCIES (Note 2)                                                              -                         -

STOCKHOLDERS' EQUITY (Notes 2, 3 and 5):
  Junior preferred voting stock, $1.00 par value, liquidation value $1,000, 7,500 shares authorized, 2,156 shares
    issued and outstanding in 1999 and 1998                                                     2,156                     2,156
  Preferred stock, $1.00 par value, 2,000,000 shares authorized,
    none issued and outstanding in 1999 and 1998                                                    -                         -
  Common stock:
    Class A non-voting, $0.10 par value, 8,000,000 shares
      authorized, 1,076,800 and 1,076,600 shares issued and outstanding
      in 1999 and 1998, respectively                                                          107,680                   107,660
    Class B, $0.10 par value, 1 share authorized and
      outstanding in 1999 and 1998                                                                  -                         -
  Additional paid-in capital                                                               11,759,839                11,757,859
  Accumulated deficit                                                                      (8,302,551)               (8,819,105)
  Treasury stock, at cost, 515 shares in 1999, and 511 shares in 1998                         (20,000)                  (16,000)
  Accumulated other comprehensive (loss) income                                               (19,685)                  137,160
                                                                                          -----------               -----------
           Total stockholders' equity                                                       3,527,439                 3,169,730
                                                                                          -----------               -----------
TOTAL                                                                                     $ 6,863,138               $ 6,464,272
                                                                                          ===========               ===========

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998 - UNAUDITED

-------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                       March 31,
                                                                       --------------------------------------
                                                                                   1999               1998
OPERATING REVENUES:
  Premiums                                                                      $3,317,123         $  686,175
  Investment income                                                                136,436             83,274
                                                                                ----------         ----------
           Total operating revenues                                              3,453,559            769,449
                                                                                ----------         ----------
OPERATING EXPENSES:
  Medical expenses                                                               2,829,506            583,249
  Selling, general and administrative                                            1,457,231            817,977
  Depreciation                                                                      23,533              8,415
                                                                                ----------         ----------
           Total operating expenses                                              4,310,270          1,409,641
                                                                                ----------         ----------
OPERATING LOSS                                                                    (856,711)          (640,192)
                                                                                ----------         ----------
OTHER INCOME (Note 4)                                                            1,373,265                  -
                                                                                ----------         ----------
NET INCOME (LOSS)                                                                  516,554           (640,192)

OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized (loss) gain on securities available for sale:
    Unrealized holding gains (losses) arising during the year                      (56,735)            79,373
    Reclassification adjustment for (gains) losses included in
      net income (loss)                                                           (100,110)            (5,297)
                                                                                ----------         ----------
           Total other comprehensive (loss) income                                (156,845)            74,076
                                                                                ----------         ----------
TOTAL COMPREHENSIVE INCOME (LOSS)                                               $  359,709         $ (566,116)
                                                                                ==========         ==========
NET INCOME (LOSS) PER COMMON
  SHARE  BASIC                                                                       $0.48             $(0.60)
                                                                                ==========         ==========
WEIGHTED AVERAGE OUTSTANDING
  COMMON SHARES                                                                  1,076,800          1,075,400
                                                                                ==========         ==========

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998 - UNAUDITED

                                                                                    Three Months Ended
                                                                                        March 31,
---------------------------------------------------------------------------------------------------------------
                                                                               1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $   516,554            $ (640,192)
  Adjustments to reconcile net income (loss) to cash flows from operating activities:
      Gain on sales of available-for-sale securities                              100,110                     -
      Depreciation                                                                 23,533                 8,415
      Stock grants vested                                                           2,000                     -
      Changes in operating assets and liabilities:
        Premiums receivable                                                      (894,763)               18,463
        Interest receivable                                                          (455)              (23,769)
        Prepaid expenses                                                         (103,417)               36,887
        Accounts payable and accrued expenses                                       4,354                (6,659)
        Claims payable and reserves for incurred but unreported claims          1,402,134               372,751
        Deferred revenue                                                            7,934                20,397
        Deferred income                                                        (1,373,265)                    -
                                                                              -----------            ----------
           Net cash used in operating activities                                 (315,281)             (213,707)
                                                                              -----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                                   (1,226,062)             (999,069)
  Sales and maturities of available-for-sale securities                           699,650               815,125
  Other                                                                             1,000                   308
  Purchases of equipment                                                          (41,019)               (6,939)
                                                                              -----------            ----------
           Net cash used in investing activities                                 (566,431)             (190,575)
                                                                              -----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                -                19,500
  Purchase of treasury stock                                                       (4,000)                    -
                                                                              -----------            ----------
           Net cash (used in) provided by financing activities                     (4,000)               19,500
                                                                              -----------            ----------
NET DECREASE IN CASH                                                             (885,712)             (384,782)
CASH AND CASH EQUIVALENTS, Beginning of period                                  2,112,479             1,408,901
                                                                              -----------            ----------
CASH AND CASH EQUIVALENTS, End of period                                      $ 1,226,767            $1,024,119
                                                                              ===========            ==========
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Change in unrealized (loss) gain on available-for-sale securities           $  (156,845)           $   74,076
                                                                              ===========            ==========
  Stock grants vested                                                         $     2,000            $        -
                                                                              ===========            ==========

See notes to consolidated financial statements.

MD HEALTHSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(g) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

   RESERVES FOR INCURRED BUT UNREPORTED CLAIMS - The Company provides reserves for estimated incurred but unreported physician, hospital, and pharmacy services rendered to enrolled members during the period. These reserves are determined during interim periods by the use of an estimated medical cost ratio based on historical experience, projections of future experience, and projected improvements in medical management. Since about two thirds of the Company's membership for the three month period ended March 31, 1999 was enrolled during that same period, the estimations of cost are based on projections using an independently developed actuarial rating model that was used in pricing these contracts. Improvements in medical management are expected to reduce medical costs by approximately ten percent. Medical cost adjustments to current period estimates will be reflected in the operations of future periods and changes in these estimates could be significant.

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

   For a summary of other significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2. COMMITMENTS AND CONTINGENCIES

   EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with five officers with salaries aggregating $822,500 annually. These agreements provide for guaranteed bonuses ranging from 10--15% of these officers' base salaries and also provide for severance payments of three to twelve months base salary in the event of a change in control of the Board of Directors of the Company.

   RESTRICTED DEPOSITS - As an ongoing requirement of the state of Louisiana, the Company's subsidiary, Patient's Choice, Inc. ("PCI") has deposited with the Commissioner of Insurance a safekeeping receipt of $1,000,000, consisting of certificates of deposit in ten separate banking corporations doing banking business with the state of Louisiana. Additionally, PCI has deposited with the Commissioner of Insurance a safekeeping receipt of $100,000 to meet the requirement for a Third Party Administrator license application for the state of Louisiana.

   LITIGATION--In the ordinary course of operations, the Company is subject to various litigation matters relating to health benefits provided to its subscribers. Although the outcome of these matters cannot be determined, it is management's opinion that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

   Pursuant to the contract referred to in Note 4, PCI has agreed to indemnify AHP for any possible monetary damages incurred by certain third parties as a result of the execution of the contract. Management is presently unable to determine the magnitude of any possible losses that may be incurred as a result of this indemnification but does not believe that this indemnification will have an adverse effect on the Company's consolidated financial statements.

   REGULATORY REQUIREMENTS--The state of Louisiana has implemented financial regulations for HMOs requiring, among other things, minimum net worth requirements. For each HMO which, by July 1, 1995 had not filed its application for a certificate of authority with the Commissioner of Insurance as required by law, the minimum net worth requirement is $2.0 million, plus an additional $1.0 million of restricted deposits, effectively making the minimum net worth requirement $3.0 million. ("PCI") was in compliance with the state statutory net worth requirement at March 31, 1999 and December 31, 1998.

   During 1999 and since the inception of operations in the first quarter of 1997, the Company has incurred substantial losses from operations due to the lack of premium revenue resulting from delays in marketing its managed care products. Based on current operations and projections, the Company could fall out of compliance with the minimum capitalization requirements of the Commissioner of Insurance during the third quarter of 1999, and would be required prior to such time to raise additional capital as a condition to remain in compliance. However, PCI has recently introduced several new products to the marketplace and has been named as an approved HMO for several large group accounts that are currently undergoing enrollment. Revenue from these enrollment activities may reduce the Company's current operating losses sufficient to permit it to remain in regulatory compliance through the remainder of 1999. The Company is exploring on a preliminary basis several alternatives to substantially increase premium revenue or capitalization, including acquisition of existing base of members and/or the sale of additional capital stock. However, there can be no assurance that the Company will achieve income from operations in the near term from new enrollees from group or individual products, or from the acquisition of existing base of members, sufficient to remain in regulatory compliance during all of 1999, or that, if necessary, the Company will succeed in increasing its capitalization through the sale of additional capital stock. PCI's failure to maintain compliance with regulatory capital requirements could result in one or more actions by the Commissioner of Insurance with respect to PCI that could be materially adverse to shareholders, including the loss of part or all of their investments in the Company.

3. STOCKHOLDERS' EQUITY

   During the first quarter of 1999, the Company purchased four units of capital stock comprised of four shares of Junior Preferred Voting Stock. These shares are accounted for as treasury stock.

   See Note 5 for a discussion of the vesting of stock grants during the first quarter of 1999.

4. DEFERRED INCOME

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

   At December 31, 1998, the Company had reflected the $1.75 million received in connection with this contract as deferred income as the Company had not yet offered medical coverage to existing AHP members. During the first quarter of 1999, the Company offered medical coverage to approximately 11,000 existing AHP members, of whom approximately 2,700 existing AHP members accepted coverage by PCI. The Company negotiated the amount received from AHP based upon the assumption that all 11,000 would be offered coverage by PCI. Furthermore, the amount was not negotiated with the intent that the amount received from AHP would in any way cover losses expected to be incurred in connection with the coverage of existing AHP members because the Company was able to price these new contracts according to its own rate structure as noted above. Nevertheless, the Company does believe that there has been some limited risk of adverse selection with respect to these new members. As a result of this risk and the substantial reduction in the number of AHP members actually converted to coverage by PCI, the Company has recognized approximately seventy five percent of the $1.75 million received as other income during the first quarter of 1999. Additionally, the Company has recognized two months accretion of deferred income during the first quarter of 1999 and will continue to accrete the remaining amount of deferred income into other income through the term, typically one year or less, of the contracts accepted by former AHP members.

5. STOCK-BASED COMPENSATION PLAN

   The Company has a stock-based compensation plan through which several officers are entitled to receive restricted stock grants contingent upon their satisfaction of specific tenure requirements. During the first quarter of 1999, 200 shares of restricted stock became vested based upon an individual officer's tenure with the Company. As a result, the Company recognized $2,000 as compensation expense during the first quarter of 1999.

6. CONCENTRATIONS OF CREDIT RISK

   Financial instruments that potentially subject the Company to concentrations of risk consist primarily of investments in marketable securities and commercial premiums receivable. As of March 31, 1999, the Company had no significant concentrations of credit risk for its investments due to the limited amounts which are invested in any one issuer. However, the Company did have a significant concentration of credit risk for its commercial premiums receivable in that approximately fifteen percent of its premiums receivable as of March 31, 1999 was outstanding from one large employer group.

ITEM 2. PLAN OF OPERATION

   The Company realized net income of $516,554 in the first quarter of 1999 as compared to a loss of $640,192 in the first quarter of 1998. This difference in financial performance was the result of the Company's realization of $1,373,265 of other income during the 1999 first quarter, which constituted a portion of the $1,750,000 payment received by the Company in December, 1998 from Advantage Health Plan, Inc. for providing conversion coverage to AHP's managed health care plan enrollees. The Company will recognize the balance of the AHP payment as other income on a monthly basis through January, 2000. Premium revenues increased significantly during the first quarter of 1999, as did medical expenses and selling, general and administrative expenses, reflecting the substantial increase in the Company' managed health care enrollees in the 1999 period as compared to the same period in 1998. Without the realization of other income from the AHP payment in the first quarter of 1999, the Company would have realized a net loss for the period of $856,711, which reflects that the Company has not yet achieved premium income levels required to fund both its medical expenses and its selling, general and administrative expenses.

   As of April 30, 1999, there were approximately 9,698 enrollees in the managed health care plans of the Company's subsidiary, Patient's Choice. The Company has implemented a business plan intended to result in an increase in the number of managed health care plan enrollees to approximately 31,000 by May, 2000, when the Company anticipates, based on current projections, that it will begin to realize profitable operations. The Company believes it has sufficient capital to support the operating losses of Patient's Choice until it achieves profitable operations. However, Patient's Choice may not be able to maintain during this period the capital requirements imposed by Louisiana law and the Louisiana Department of Insurance, which requirements aggregate $3,000,000. The Company may need to raise between $1,000,000 and $3,000,000 during the next twelve months in order to maintain the required regulatory capital of Patient's Choice.

PART II
OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     Reports of Form 8-K. No reports on Form 8-K were filed during the three months ended March 31, 1999.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MD HEALTHSHARES CORPORATION

Date:  May 24, 1999                                /s/  Patrick C. Powers
                                                        -----------------
                                                        Patrick C. Powers
                                                        Chief Executive Officer

Date:  May 24 1999                                 /s/  Adam Short
                                                        ----------
                                                        Adam Short
                                                        Chief Financial Officer